Form 10-Q
period 2013-09-30
Rocket Fuel Inc.
filed 2013-11-13
CIK 1477200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36071

Rocket Fuel Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0472319
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

350 Marine Parkway

Marina Park Center

Redwood City, CA 94065

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(650) 595-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock	32,821,242

Rocket Fuel Inc.

Quarterly Report on Form 10-Q

TRADEMARKS

©Copyright 2013 Rocket Fuel Inc. All rights reserved. No portions of this document may be reproduced without the prior written consent of Rocket Fuel Inc. “Rocket Fuel,”  the Rocket Fuel logo, “Advertising that Learns,” and other trademarks or service marks of Rocket Fuel appearing in this Quarterly Report on Form 10-Q are the property of Rocket Fuel Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.                             Financial Statements

Rocket Fuel Inc.

Condensed Consolidated Balance Sheet

(in thousands, except par values, share and per share data)

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$125,282	$14,896
Accounts receivable, net	67,984	47,333
Deferred tax assets	334	334
Prepaid expenses and other current assets	2,159	1,215
Total current assets	195,759	63,778
Property, equipment and software, net	20,941	10,939
Other assets	1,165	472
Total assets	$217,865	$75,189

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable	$34,088	$17,482
Accrued and other current liabilities	15,707	6,186
Deferred revenue	451	187
Current portion of line of credit	11,853	—
Current portion of long-term debt	4,375	1,988
Total current liabilities	66,474	25,843
Line of credit - Less current portion	—	1,853
Long-term debt - Less current portion	10,625	3,125
Deferred rent - Less current portion	482	430
Deferred tax liabilities	334	334
Convertible preferred stock warrant liability	—	2,741
Total liabilities	77,915	34,326

Commitments and contingencies (Note 11)
Stockholders’ Equity (Note 8)
Convertible preferred stock, Series A, $0.001 par value - 10,884,902 authorized as of December 31, 2012; 0 and 10,618,372 issued and outstanding as of September 30, 2013 and December 30, 2012, respectively	—	9,788
Convertible preferred stock, Series B, $0.001 par value - 4,811,855 authorized as of December 31, 2012; 0 and 4,811,855 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	9,935
Convertible preferred stock, Series C, $0.001 par value - 1,116,030 authorized as of December 31, 2012; 0 and 1,116,030 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	6,501
Convertible preferred stock, Series C-1, $0.001 par value - 2,975,228 authorized as of December 31, 2012; 0 and 2,932,675 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	34,393
Common stock, $0.001 par value - 1,000,000,000 and 35,850,100 authorized as of September 30, 2013 and December 31, 2012, respectively; 32,807,784 and 8,680,041 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	33	8
Additional paid-in capital	182,332	3,865
Accumulated other comprehensive loss	(101)	(84)
Accumulated deficit	(42,314)	(23,543)
Total stockholders’ equity	139,950	40,863
Total liabilities and stockholders’ equity	$217,865	$75,189

See Notes to Condensed Consolidated Financial Statements

Rocket Fuel Inc.

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$62,458	$26,902	$155,039	$66,494
Cost of revenue	31,877	14,955	81,529	36,988
Gross Profit	30,581	11,947	73,510	29,506

Operating expenses:
Research and development	4,464	1,066	10,587	2,604
Sales and marketing	21,644	10,351	56,293	25,893
General and administrative	8,719	1,675	19,671	4,245
Total operating expenses	34,827	13,092	86,551	32,742
Loss from operations	(4,246)	(1,145)	(13,041)	(3,236)
Other expense, net:
Interest expense	(251)	(63)	(604)	(233)
Other income (expense) - net	155	65	(213)	157
Change in fair value of convertible preferred stock warrant liability	(2,385)	(831)	(4,740)	(1,093)
Other expense, net	(2,481)	(829)	(5,557)	(1,169)
Loss before income taxes	(6,727)	(1,974)	(18,598)	(4,405)
Provision for income taxes	(133)	(28)	(173)	(67)
Net loss	$(6,860)	$(2,002)	$(18,771)	$(4,472)
Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.25)	$(2.01)	$(0.56)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	11,315	8,067	9,346	7,971

See Notes to Condensed Consolidated Financial Statements

Rocket Fuel Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(6,860)	$(2,002)	$(18,771)	$(4,472)
Other comprehensive loss:
Foreign currency translation adjustments	24	(38)	(17)	(36)
Comprehensive loss	$(6,836)	$(2,040)	$(18,788)	$(4,508)

See Notes to Condensed Consolidated Financial Statements

Rocket Fuel Inc.

Statement of Changes in Stockholders’ Equity

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance - December 31, 2012	19,478,932	60,617	8,680,041	8	3,865	(84)	(23,543)	40,863
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	382,281	1	437	—	—	438
Conversion of convertible preferred stock to common stock	(19,478,932)	(60,617)	19,478,932	19	60,598	—	—	—
Conversion of convertible preferred stock warrants to common stock	—	—	266,530	1	7,579	—	—	7,580
Issuance of common stock from initial public offering, net of issuance costs	—	—	4,000,000	4	103,140	—		103,144
Stock-based compensation	—	—	—	—	6,713	—	—	6,713
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	(18,771)	(18,771)
Balance - September 30, 2013	—	$—	32,807,784	$33	$182,332	$(101)	$(42,314)	$139,950

See Notes to Condensed Consolidated Financial Statements

Rocket Fuel Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(18,771)	$(4,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,583	2,461
Provision for doubtful accounts	521	63
Stock-based compensation	6,277	507
Issuance of restricted stock for services provided	—	20
Amortization of debt discount	1	6
Loss on disposal of property, equipment and software	(26)	—
Change in fair value of preferred stock warrant liability	4,740	1,093
Changes in operating assets and liabilities:
Accounts receivable	(21,236)	(15,586)
Prepaid expenses and other current assets	(941)	(679)
Other assets	(700)	(251)
Accounts payable	12,532	3,951
Accrued and other liabilities	5,496	2,235
Deferred rent	100	315
Deferred revenue	264	18
Net cash used in operating activities	(7,160)	(10,319)

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(5,564)	(2,513)
Capitalized internal use software development costs	(4,486)	(3,294)
Net cash used in investing activities	(10,050)	(5,807)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commission	107,880	—
Payments of costs related to initial public offering	(1,534)	—
Proceeds from the issuance of convertible preferred stock	—	34,500
Proceeds from the exercise of common stock warrants	97	—
Issuance costs related to convertible preferred stock	—	(105)
Proceeds from exercise of vested common stock options	208	46
Proceeds from early exercise of unvested common stock options	1,058	378
Repurchases of common stock options early exercised	(11)	(3)
Borrowings from line of credit	10,000	4,000
Repayment of line of credit	—	(6,000)
Proceeds from issuance of long-term debt	10,000	3,000
Repayment of long-term debt	(114)	(311)
Net cash provided by financing activities	127,584	35,505

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12	(51)
CHANGE IN CASH AND CASH EQUIVALENTS	110,386	19,328
CASH AND CASH EQUIVALENTS-Beginning of period	14,896	5,071
CASH AND CASH EQUIVALENTS-End of period	$125,282	$24,399

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$348	$—
Cash paid for interest	$543	$233
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$4,952	$232
Deferred offering costs recorded in accrued liabilities	$3,194	$—
Vesting of early exercised options	$229	$91
Stock-based compensation capitalized in internally developed software costs	$437	$—
Conversion of convertible preferred stock to common stock	$60,617	$—
Conversion of preferred stock warrants to common stock	$7,481	$—

See Notes to Condensed Consolidated Financial Statements

Rocket Fuel Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                                      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rocket Fuel Inc. (the “Company”) was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of an artificial-intelligence digital advertising solution. The Company is headquartered in Redwood City, California, and has offices throughout the United States. The Company established a wholly-owned subsidiary in the United Kingdom in 2011, with branches in various countries through Europe, and a wholly-owned subsidiary in Germany in 2013.

In September 2013, the Company completed the initial public offering of its common stock (the “IPO”) whereby 4,000,000 shares of common stock were sold by the Company and 600,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $29.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $116.0 million. After deducting underwriters’ discounts and commissions, the aggregate net proceeds received by the Company totaled approximately $107.9 million.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes presented in the Company’s prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act of 1933.

The condensed consolidated balance sheet as of December 31, 2012 included herein was derived from the audited financial statements as of that date, but does not include all notes and other disclosures required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2013 or any future period.

Principles of Consolidation—The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which are engaged in marketing and selling advertising campaigns. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates—The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts, the amount of software development costs which should be capitalized, future taxable income, the useful lives of long-lived assets and the assumptions used for purposes of determining stock-based compensation. Actual results could differ from those estimates.

Foreign Currency Translation—Each of the Company’s foreign subsidiaries records its assets, liabilities and results of operations in its local currency, which is its functional currency. The Company translates these subsidiary consolidated financial statements into U.S. dollars each reporting period for purposes of consolidation.

Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates while revenue, expenses, gains and losses are translated at the average currency exchange rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders’ equity titled accumulated other comprehensive loss.

Fair Value of Financial Instruments—The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, accrued liabilities, term debt and line of credit. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable, accounts payable, accrued liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the term debt and line of credit approximates its recorded amount at September 30, 2013 as the interest rate on the term debt and line of credit is variable and is based on market interest rates after consideration of default and credit risk.

Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.

Concentration of Credit Risk—Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at one major financial institution, which management assesses to be of high credit quality. The Company has not experienced any losses in such accounts.

The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring its customers’ accounts receivable balances. As of September 30, 2013, no customer accounted for 10% or more of accounts receivable.  As of December 31, 2012, one customer accounted for 10% of accounts receivable.

During the three and nine months ended September 30, 2013 and 2012, no single customer represented more than 10% of revenue.

Provision for Doubtful Accounts—The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of the recoverability of the amounts due could be reduced by a material amount.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2013	2012

Allowance for doubtful accounts:
Balance, beginning of period	$468	$203
Bad debt expense	521	285
Recoveries (write-offs), net	19	(20)
Balance, end of the period	$1,008	$468

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

Property and equipment are initially recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated Useful Life
Computer hardware and purchased software	2—3 years
Capitalized internal use software costs	2—3 years
Office equipment, furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or estimated useful life

Internal Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $4.9 million and $3.3 million in internal-use software costs during the nine months ended September 30, 2013 and 2012, respectively, which are included in property, equipment and software, net on the consolidated balance sheets.

Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally two to three years. Amortization expense totaled $0.9 million and

$0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Impairment of Long-lived Assets—The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or its estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such asset is less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the three and nine months ended September 30, 2013 and 2012.

Revenue Recognition—We generate revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video.

The Company recognizes revenue when all four of the following criteria are met:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred or a service has been provided;

•                  Customer fees are fixed or determinable; and

•                  Collection is reasonably assured.

Revenue arrangements are evidenced by a fully executed insertion order (“IO”). Generally, IOs state the number and type of advertising impressions to be delivered, the agreed upon rate and a fixed period of time for delivery.

The Company determines collectability by performing ongoing credit evaluations and monitoring its customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when collection is reasonably assured.

In the normal course of business, the Company frequently contracts with advertising agencies on behalf of their advertiser clients. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, and (iii) performing all billing and collection activities including retaining credit risk, the Company acts as the principal in these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

On occasion, the Company has offered customer incentive programs which provide rebates after achieving a specified level of advertising spending. The Company records reductions to revenue for estimated commitments related to these customer incentive programs. For transactions involving incentives, the Company recognizes revenue net of the estimated amount to be paid by rebate, provided that the rebate amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that, if rebates cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the program lapses.

Multiple-Element Arrangements—The Company enters into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time, or within close proximity of one another. Beginning on January 1, 2011, the Company adopted authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

VSOE—The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the stand-alone selling prices for these services fall within a reasonably narrow pricing range. The Company has not been able to establish VSOE for any of its advertising offerings.

TPE—When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers, and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the

Company is unable to reliably determine the selling prices of similar competitor services on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP—When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors, including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. In particular, the Company reviews multiple data points to determine BESP, including price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with the Company’s underlying market strategy and stratified based on specific consideration of geography, industry and size, as deemed necessary.

The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company regularly reviews BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of advertising services as they are delivered, assuming all other revenue recognition criteria are met. Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition, and is typically recognized within twelve months.

Cost of Revenue—Cost of revenue consists primarily of media cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Cost of revenue also includes third-party data center costs and the salaries and related costs of the Company’s operations group. This group sets up, initiates and monitors the Company’s advertising campaigns. In addition, depreciation of the data center equipment, rental payments to third-party vendors for data centers and amortization of capitalized internal use software are included in cost of revenue.

Research and Development—Research and development expenses include costs associated with the maintenance and ongoing development of the Company’s technology, including compensation and employee benefits and allocated costs, such as facility-related expenses, insurance, supplies and other fixed costs, associated with the Company’s engineering and research and development departments, as well as costs for contracted services and supplies. The Company reviews costs incurred in the application development stage and assesses such costs for capitalization.

Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, such as facility-related expenses, insurance, supplies and other fixed costs, certain advertising costs, travel, trade shows and marketing materials. The Company incurred advertising costs of $1.6 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $3.3 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

General and Administrative—General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt and other allocated costs, such as facility-related expenses, supplies and other fixed costs.

Stock-Based Compensation—The Company measures compensation expense for all stock-based payment awards, including stock options and restricted stock units granted to employees, based on the estimated fair values on the date of the grant. The fair value of each stock-based payment award granted is estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.

The Company accounts for stock options issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of stock options granted to nonemployees is re-measured as the stock options vest, and the resulting change in fair value, if any, is recognized in the Company’s consolidated statement of operations during the period the related services are rendered, generally between one and four years.

Preferred Stock Warrant Liability—Freestanding warrants related to shares that are redeemable or contingently redeemable are classified as a liability on the Company’s consolidated balance sheet as of December 31, 2012. The fully vested convertible preferred stock warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other expense, net. As completion of the Company’s initial public offering constituted a liquidation event, the convertible preferred stock warrants were converted into common stock or warrants to purchase common stock, and the liability was reclassified to additional paid-in capital as of September 30, 2013.

Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carryforwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carryforwards, research and development and other tax credits, the Company has provided a full valuation allowance reserved against such assets as of September 30, 2013 and December 31, 2012.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date, and then, only in an amount more likely than not to be sustained upon review by the tax authorities. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Deferred Offering Costs—Deferred offering costs consisted primarily of direct incremental costs related to the Company’s IPO of its common stock. Approximately $0.1 million of deferred offering costs are included in other assets on the Company’s consolidated balance sheets as of December 31, 2012.  Upon the completion of the IPO, these amounts were offset against the proceeds of the IPO.

Comprehensive Loss—In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company retrospectively adopted these new standards in the first quarter of 2012 and has presented a separate consolidated statement of comprehensive loss for the three and nine months ended September 30, 2013 and 2012.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated condensed financial statements.

2.                                      FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received on sale of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1

Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2013 and December 31, 2012, the Company used Level 1 assumptions for its money market funds.

Level 2

Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2013 and December 31, 2012, the Company did not have any Level 2 financial assets or liabilities.

Level 3

Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2013, the Company did not have any Level 3 financial assets or liabilities. As of December 31, 2012, the Company used Level 3 assumptions for its convertible preferred stock warrant liability.

The carrying amounts of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company or debt with similar terms, the carrying value of the line of credit and term-debt approximate fair value (using Level 2 inputs).

Level 3 includes convertible preferred stock warrant liability, the value of which is determined based on an option-pricing model that takes into account the expected term as well as multiple inputs, such as the Company’s stock price, risk-free interest rates and expected volatility.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value are as follows (in thousands):

September 30, 2013	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—
Convertible preferred stock warrant liability	$(2,741)	$—	$—	$(2,741)

Convertible Preferred Stock Warrant Liability—Warrants to purchase the Company’s convertible preferred stock are classified as liabilities in the consolidated balance sheet as of December 31, 2012. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations.

A reconciliation of the convertible preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$5,096	$695	$2,741	$433
Changes in fair value of warrants	2,385	831	4,740	1,093
Conversion of warrants to common stock	(7,481)	—	(7,481)	—
Balance at end of period	$—	$1,526	$—	$1,526

3.                                     CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Cash and cash equivalents
Cash	$122,382	$11,996
Money market funds	2,900	2,900
Total cash and cash equivalents	$125,282	$14,896

4.                                      PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Capitalized internal use software costs	$15,364	$10,441
Computer hardware and software	12,970	4,281
Furniture and fixtures	1,624	816
Leasehold improvements	807	656
Construction in progress	1,115	1,126
Total	31,880	17,320
Accumulated depreciation and amortization	(10,939)	(6,381)
Net property, equipment and software	$20,941	$10,939

Total depreciation and amortization expense, excluding amortization of internal use software costs, was $0.8 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $2.1 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense of internal use software costs was $0.9 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. The Company held no capital leases as of September 30, 2013 and December 31, 2012.

5.                                      ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Payroll and related expenses	$7,765	$3,357
Accrued vacation	1,791	991
Professional services	1,932	268
Accrued credit cards	751	122
Early exercise of unvested stock options	1,269	451
Other accrued expenses	2,199	997
Total	$15,707	$6,186

6.                                      OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain (loss) on foreign translation	$108	$31	$(352)	$31
Other non-operating income (loss), net	47	34	139	126
Total	$155	$65	$(213)	$157

7.                                      DEBT

Line of Credit—In April 2010, the Company entered into a loan and security agreement (the “Comerica Agreement”), with Comerica Bank (“Comerica”), to establish a revolving line of credit for working capital purposes. The maximum amount available for borrowing under the revolving line of credit, as amended in June 2013, is not to exceed the lesser of $35.0 million or an amount equal to 85% of certain eligible accounts receivable. Eligible accounts exclude, among others, accounts that have aged over 120 days, and accounts in which 25% of the total account is aged over 120 days, and certain other accounts such as governmental, intercompany, employee and certain foreign accounts. The revolving line of credit has a maturity date of July 26, 2014 and may be repaid and redrawn at any time prior to the maturity date, at which time all advances and any accrued and unpaid interest are due and payable. Interest is charged at LIBOR, plus a 2.75% applicable margin, which equaled 2.93% and 2.99% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had $11.9 million and $1.9 million outstanding under the revolving line of credit, respectively.

The Company’s obligations under the Comerica Agreement are secured by substantially all of the Company’s assets.

Term Debt—In March 2012, the Company amended the Comerica Agreement to provide for growth capital advances of up to $3.0 million. The Comerica Agreement was further amended in February 2013 to increase the growth capital advances to up to $15.0 million. Growth capital advances may be drawn on before February 13, 2014 and are payable in equal monthly installments beginning on March 13, 2014 and continuing over a twenty-four month period ending on February 13, 2016 when the remaining principal and any accrued and unpaid interest will be due and payable. Interest on outstanding balances is charged at LIBOR, plus a 4.75% applicable margin, which equaled 4.93% and 4.99% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the principal amount of $15.0 million and $5.0 million, respectively, was outstanding under the loan.

Venture Debt—In April 2010, the Company entered into a loan and security agreement (the “VLL Agreement”) to provide for a growth capital loan of up to $1.0 million, which the Company drew in full concurrently upon entering into the VLL Agreement. The funds borrowed were used for general corporate purposes of the Company. The loan was payable in monthly installments of interest only for the first six months, and thereafter interest and principal was payable in 30 equal monthly installments. Interest accrued at a fixed rate of 13%. All receivables, equipment, fixtures, deposit accounts, investment property, and all other goods and personal property of the Company, whether tangible or intangible, were collateral on the loan. The Agreement contains certain conditions of default. As of December 31, 2012, the principal amount of $0.1 million was outstanding under the agreement.

In March 2013, the Company repaid the VLL growth capital loan in full per the terms of the VLL Agreement, upon which VLL’s security interest in the Company’s collateral was released, and the agreement was terminated. As such, no amounts were outstanding under the VLL Agreement as of September 30, 2013.

Covenants

The Comerica Agreement includes, and the VLL Agreement included, customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, merge or consolidate, incur indebtedness, grant liens, make certain restricted payments, make investments, make acquisitions and enter into transactions with affiliates, in each case subject to customary exceptions.  In addition, the Comerica Agreement provides that the Company must maintain compliance with a minimum EBITDA covenant and a minimum liquidity, each as determined in accordance with the Comerica Agreement and described in more detail below.

Under the terms of the Comerica Agreement, the Company is required to comply with the following financial covenants:

1. EBITDA: The Company must maintain quarterly and annual EBITDA, which is defined with respect to any fiscal period as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (ii) depreciation and amortization, income tax expense, total interest expense paid or accrued and non-cash stock-based compensation expense, less (iii) all extraordinary and non-recurring revenue and gains (including income tax benefits).

2. Liquidity ratio: The ratio of (i) the sum of all cash on deposit with Comerica and 85% of eligible accounts receivable to (ii) all funded debt under the Comerica Agreement must be 1.15:1.00, measured on a monthly basis.

As of December 31, 2012, the Company was in non-compliance with respect to various financial and non-financial covenants under the Comerica Agreement.  However, the Company subsequently obtained a waiver for each of the covenant violations. As of September 30, 2013, the Company was in compliance with each of the financial and non-financial covenants, except for a covenant related to permitted indebtedness for a corporate credit card account balance, for which it obtained a waiver.

As of December 31, 2012, the Company was in breach of the covenant under the VLL Agreement requiring submission of monthly consolidated financial statements within 30 days of month end. As of March 31, 2013, the VLL Agreement had been terminated upon repayment. Hence, a waiver was not required.

Future Payments

Future principal payments of long-term debt as of September 30, 2013 were as follows (in thousands):

2013 (remaining 3 months)	$—
2014	6,250
2015	7,500
2016	1,250
Total	15,000
Less current portion	(4,375)
Noncurrent portion of debt	$10,625

As of September 30, 2013, the $11.9 million balance outstanding under the revolving line of credit with Comerica had a maturity date of July 26, 2014, and as a result is shown as a current liability in the accompanying condensed consolidated balance sheet.

8.                                      STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering

In September 2013, the Company completed its IPO whereby 4,000,000 shares of common stock were sold by the Company and 600,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the IPO was $29.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $116.0 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $107.9 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 19,478,932 shares of common stock.

The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	September 30, 2013		December 31, 2012
		Shares		Shares
	Shares	Issued and	Shares	Issued and	Liquidation
	Authorized	Outstanding	Authorized	Outstanding	Preference

Series A convertible preferred stock	—	—	10,884,902	10,618,372	$9,860
Series B convertible preferred stock	—	—	4,811,855	4,811,855	12,500
Series C convertible preferred stock	—	—	1,116,030	1,116,030	8,187
Series C-1 convertible preferred stock	—	—	2,975,228	2,932,675	34,500
Common stock, $0.001 par value	1,000,000,000	32,807,784	35,850,100	8,680,041	—
Undesignated preferred stock	100,000,000	—	—	—	—

Warrants

In April 2010, the Company issued a fully vested warrant to purchase 161,533 shares of Series A preferred stock at an exercise price of $0.9286 per share. The warrant was issued in connection with the Company entering into a loan and security agreement. The warrant had an expiration of 10 years from the date of issuance. As of December 31, 2012, the warrant, with an estimated fair value of $1.7 million, was classified as a liability in the accompanying consolidated balance sheet.

On September 25, 2013, upon closing of the Company’s IPO, the warrant converted from a warrant to purchase Series A preferred stock to a warrant to purchase shares of common stock, and the liability at its then fair value of $4.5 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

In April 2010, the Company issued a fully vested warrant to purchase 104,997 shares of Series A convertible preferred stock at an exercise price of $0.9286 per share. The warrant was issued in connection with the Company obtaining a line of credit. The warrant was scheduled to expire seven years from the date of issuance. As of December 31, 2012, the warrant, with an estimated fair value of $1.1 million, was classified as a liability in the accompanying consolidated balance sheet.

On September 25, 2013, upon closing of the Company’s IPO, the warrant converted from a warrant to purchase Series A preferred stock to a warrant to purchase common stock and the liability at its then fair value of $2.9 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

On September 25, 2013, following the closing of the IPO, the warrant to purchase common stock was exercised, resulting in the issuance of 104,997 shares of the Company’s common stock.

The Company recorded other expense of $2.4 million and $4.7 million for the three and nine months ended September 30, 2013, respectively, related to the fair value adjustment of the preferred stock warrant liability. The Company recorded other expense of $0.8 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, related to the fair value adjustment of the warrant.

Equity Incentive Plans

2008 Equity Incentive Plan—The Company granted awards under its 2008 Equity Incentive Plan (the “2008 Plan”) until August 2013. The terms of the 2008 Plan provide for the grant of incentive stock options within the meaning of Section 422 of the Code to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units and stock appreciation rights to the Company’s employees, directors and consultants, and the Company’s parent and subsidiary corporations’ employees and consultants. The compensation committee of the board of directors had the authority to approve the employees and other service providers to whom equity awards were granted and had the authority to determine the terms of each award, subject to the terms of the 2008 Plan, including (i) the number of shares of common stock subject to the award; (ii) when the award becomes exercisable; (iii) the option or stock appreciation right exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option or stock appreciation right (which may not exceed 10 years). Options granted under the 2008 Plan generally are scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions, and expire no later than 10 years from the date of grant. Restricted stock units granted under the 2008 Plan generally are scheduled to vest over four years, subject to continued service, and subject to certain acceleration of vesting provisions.  As of December 31, 2012, 14,738 shares of common stock were available for future grant under the 2008 Plan.   The Company has terminated the 2008 Plan for future use and provided that no further equity awards are to be granted under the 2008 Plan. All outstanding awards under the 2008 Plan will continue to be governed by their existing terms.

Under the terms of the 2008 Plan, employees were granted rights to exercise unvested options.  Upon termination of service, an employee’s unvested shares may be repurchased by the Company at the original purchase price.  As of September 30, 2013 and December 31, 2012, 380,478 and 449,622 unvested shares, respectively, were subject to repurchase. During the nine months ended September 30, 2013 and year ended December 31, 2012, the Company repurchased 8,958 and 5,834 shares of unvested stock, respectively.

2013 Equity Incentive Plan—The Company’s board of directors adopted and the Company’s stockholders approved a 2013 Equity Incentive Plan (the “2013 Plan”), and the 2013 Plan became effective September 18, 2013.  The 2013 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.

Under the 2013 Plan, a total of 5,000,000 shares of common stock have been reserved for issuance.  In addition, the shares to be reserved for issuance under the 2013 Plan will also include shares subject to stock options or similar awards granted under the 2008 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan that are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2013 Plan pursuant to this sentence is 7,900,000 shares).

The number of shares available for issuance under the 2013 Plan will also include an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of (i) 4,000,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine.

The compensation committee of the board of directors has the authority to approve the employees and other service providers to whom equity awards are granted and to determine the terms of each award, subject to the terms of the 2013 Plan.  The compensation committee may determine the number of shares subject to an award, except that the 2013 Plan provides certain limits on the number of awards that may be granted to non-employee members of the board of directors under the 2013 Plan in any fiscal year.  Options and stock appreciation rights granted under the 2013 Plan must have a per share exercise price equal to at least 100% of the fair market value of a shares of the common stock as of the date of grant and may not expire later than 10 years from the date of grant.

Stock Options

The following table summarizes option award activity for the nine months ended September 30, 2013:

	Number of	Average	Contractual
	Shares	Exercise	Life	Aggregate
	Outstanding	Price	(Years)	Intrinsic Value
				(in thousands)
Balance at December 31, 2012	5,832,705	$3.65	9.1	$44,073
Options granted (weighted average fair value of $9.99 per share)	2,198,848	13.51
Options exercised	(388,115)	3.26
Options forfeited	(238,624)	3.93
Balance at September 30, 2013	7,404,814	$6.59	8.7	$349,123

Options vested and expected to vest - September 30, 2013	6,747,026	$6.41	8.7	$319,308

Options vested and exercisable - September 30, 2013	2,372,008	$2.72	7.9	$121,010

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately$9.5 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $10.9 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The weighted-average grant date fair value of options granted was $13.12 and $3.80 for the three months ended September 30, 2013 and 2012, respectively, and $9.99 and $2.19 for the nine months ended September 30, 2013 and 2012, respectively.

Employee Stock-Based Compensation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach with the weighted-average assumptions set forth below. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method. Volatility is estimated using comparable public company volatility for similar option terms. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term.

As the Company has never paid cash dividends, and at present, has no intention to pay cash dividends in the future, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience. The Company uses the straight-line method for expense recognition.

The assumptions used to value stock-based awards granted to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected term (years)	5.3-6.1	6.0-6.1	5.3-6.6	5.9-6.1
Volatility	58.2%-59.1%	62.4%-62.6%	58.2%-64.9%	62.3%-62.9%
Risk-free interest rate	1.59%-1.73%	0.91%-0.93%	1.04%-1.88%	0.85%-1.21%
Dividend yield	—	—	—	—

The following table summarizes the allocation of stock-based compensation and restricted stock for employees and non-employees in the accompanying consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$93	$5	$211	$20
Research and development	506	46	1,266	111
Sales and marketing	1,152	100	2,471	196
General and administrative	902	61	2,305	200
Total(*)	$2,653	$212	$6,253	$527

(*)                                 The table above includes the impact of the issuance of restricted stock at fair value.

The Company capitalized stock-based compensation as internally developed software costs of $0.3 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and $0.4 million and $0 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, unamortized stock-based compensation expense related to unvested common stock options was $23.3 million and $12.5 million, respectively. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 3.1 years.

Options to Nonemployees—For the three and nine months ended September 30, 2013, the Company granted options to purchase a total of 1,500 and 8,500 shares of common stock, respectively, to nonemployees. The Company did not grant any stock options to nonemployees for the year ended December 31, 2012. The definition of an employee includes a nonemployee director of the Company.  Stock options granted to non-employees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested.

The Company recorded stock-based compensation expense for options issued to non-employees of $0 for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0 for the nine months ended September 30, 2013 and 2012, respectively. Options to nonemployees of 8,900 and 12,400 were outstanding as of September 30, 2013 and December 31, 2012, respectively.

Restricted Common Stock—Pursuant to restricted stock purchase agreements, the Company issued a total of 0 shares for the three months ended September 30, 2013 and 2012, respectively, 0 and 11,571 shares for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Restricted Stock Units (RSUs)— During the three months ended September 30, 2013, the Company granted 51,382 RSUs. For the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense associated with the RSUs of $0.1 million. At September 30, 2013, unrecognized compensation expense related to the RSUs was $0.9 million. The unrecognized compensation expense will be amortized on a straight-line basis through 2017.

Employee Stock Purchase Plan

In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the IPO, the first offering period started October 1, 2013 and will end on May 31, 2014.  At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. There were no offerings of share purchase rights to employees under the Company’s ESPP for the nine months ended September 30, 2013.

9.                                      NET INCOME (LOSS) PER SHARE

The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As the Company had net losses for the three months ended September 30, 2013 and 2012, and for the nine months ended September 30, 2013 and 2012, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net loss	$(6,860)	$(2,002)	$(18,771)	$(4,472)
Weighted-average shares used to compute basic and diluted net loss per share	11,315	8,067	9,346	7,971
Basic and diluted net loss per share	$(0.61)	$(0.25)	$(2.01)	$(0.56)

The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Convertible preferred stock	—	19,479	—	19,479
Employee stock options	7,405	3,261	7,405	3,261
Shares subject to repurchase	380	436	380	436
Restricted Stock Units (RSUs)	51	—	51	—
Convertible preferred stock warrants	—	267	—	267
	7,836	23,443	7,836	23,443

10.                               INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business.  Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, related to foreign income taxes and state minimum taxes and $0.2 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. The primary difference between the effective tax rate and the federal statutory tax rate in the United States relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and non-deductible stock-based compensation expense.

Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carryforwards, research and development and other tax credits, the Company has provided a full valuation allowance reserved against such assets as of September 30, 2013 and December 31, 2012.

11.                               COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has operating lease agreements for office, research and development and sales and marketing space in the United States that expire at various dates, with the latest expiration date being November 2024.

The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $1.0 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Approximate remaining future minimum lease payments under these non-cancelable operating leases as of September 30, 2013 were as follows (in thousands):

Year ending December 31,	Future Payments
2013 (remaining 3 months)	$862
2014	4,164
2015	8,869
2016	9,028
2017	8,555
Thereafter	29,661
$61,139

The total approximate future minimum lease payments of $61.1 million is primarily comprised of lease payments due under two operating lease agreements. The first lease is for the Company’s new sales office in New York, New York, which expires in 2024 and has future operating lease obligations of $25.0 million. The second lease is for the Company’s new headquarters facility in Redwood City, California, which expires in 2019 and has future operating lease obligations of $25.6 million.

Letter of Credit—As of September 30, 2013 and December 31, 2012, the Company had irrevocable letters of credit outstanding in the amount of $3.0 million and $0.2 million for the benefit of a landlord related to noncancelable facilities leases. The letters of credit expire at various dates, with the latest expiration date being February 2023.

Indemnification Agreements—In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it is obligated to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated balance sheet, consolidated statement of operations, consolidated statements of comprehensive loss, or consolidated statements of cash flows.

Legal Proceedings—From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, the Company has not had a history of outcomes to date that have been material to the statement of operations and does not currently believe that any of these proceedings or other claims will have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

12.                               RETIREMENT PLANS

The Company has established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company does not match employee contributions.

13.                               SEGMENTS

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reportable segment. The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
North America	$56,578	$24,062	$137,824	$60,580
All Other Countries	5,880	2,840	17,215	5,914
Total revenue	$62,458	$26,902	$155,039	$66,494

The following table summarizes total long-lived assets in the respective locations (in thousands):

	September 30,	December 31,
	2013	2012
North America	$19,888	$9,959
All Other Countries	1,053	980
Total long-lived assets, net	$20,941	$10,939

During the three and nine months ended September 30, 2013 and 2012, no single customer represented more than 10% of revenue.

14.                              SUBSEQUENT EVENTS

No subsequent events occured that would require adjustment to the financial statements or disclosures included in the financial statements.

******

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

• our future financial and operating results;

• our planned investments;

• our expectations regarding our operating expenses;

• our ability to maintain an adequate rate of revenue growth;

• our business plan and our ability to effectively manage our growth and associated investments;

• our ability to attract and retain advertisers and advertising agencies;

• our expectations concerning the market for digital advertising;

• our ability to further penetrate our existing customer base;

• our ability to maintain our competitive technological advantages against competitors in our industry;

• our ability to timely and effectively adapt our existing technology;

• our ability to introduce new offerings and bring them to market in a timely manner;

• our ability to maintain, protect and enhance our brand and intellectual property;

• our ability to continue to expand internationally;

• the effects of increased competition in our market and our ability to compete effectively;

• costs associated with defending intellectual property infringement and other claims;

• our expectations concerning relationships with third parties;

• the attraction and retention of qualified employees and key personnel;

• future acquisitions of or investments in complementary companies or technologies;

• the effects of changing interest rates, currency exchange rates and inflation rates;

• our expected capital expenditures, cash flows and liquidity;

• the effects of seasonal trends on our results of operations; and

• our ability to comply with evolving legal standards and regulations, particularly concerning data protection and consumer privacy.

These forward-looking statements speak only as of the date of this Form 10-Q and are subject to uncertainties, assumptions and business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Overview

Rocket Fuel is a technology company that has developed an Artificial Intelligence and Big Data-driven predictive modeling and automated decision-making platform. Our technology is designed to address the needs of markets in which the volume and speed of information render real-time human analysis infeasible. We are focused on the large and growing digital advertising market that faces these challenges.

There are tens of billions of daily trades across all digital advertising exchanges, thousands of times more than the number of daily trades executed by NASDAQ and the NYSE combined. Our Artificial Intelligence, or AI, system autonomously purchases ad spots, or impressions, one at a time, on these exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition. We believe that our customers value our solution, as our revenue retention rate was 134% and 175% for the years ended December 31, 2011 and 2012, respectively. We define our “revenue retention rate” with respect to a given twelve-month period as (i) revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in such prior twelve-month period.

Benefiting from our unique combination of technology and industry expertise, we have rapidly grown our business, building a diversified customer base that, as of September 30, 2013, was comprised of over 70 of the Advertising Age 100 Leading National Advertisers and over 40 of the Fortune 100 companies.

Our solution is designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. For the three and nine months ended September 30, 2013 and 2012, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. We have successfully run advertising campaigns for products and brands ranging from consumer products to luxury automobiles to travel and have served well over 100 billion impressions as of September 30, 2013. We provide a differentiated solution that is simple, powerful, scalable and extensible across geographies, industry verticals and advertising channels. Our computational infrastructure supports over 12,000 CPU cores in six data centers and houses 12 petabytes of data.

We generate revenue by delivering digital advertisements to consumers through our solution across display, mobile, social and video channels. Historically, our revenue has predominantly come from display advertising because display advertising inventory was the first to be made available for programmatic buying through real-time advertising exchanges. The digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising, accelerating the amount of digital advertising inventory available through real-time advertising exchanges. We offer a single solution for advertisers across all of these channels to compete for a larger share of advertisers’ budgets. While a majority of our revenue currently comes from display advertising, we are focused on offering advertisers a comprehensive solution that addresses the display, mobile, social and video channels.

Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “Nature of Business and Summary of Significant Accounting Policies.”

We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in research and development to enhance our solution and in sales and marketing to acquire new customers and reinforce our relationships with existing customers. We believe that these investments will contribute to our long-term growth, although they will reduce our profitability in the near term.

Key Metrics

We monitor the key metrics set forth below to help us evaluate growth, establish budgets, measure the effectiveness of our research and development and sales and marketing and other investments, and assess our operational efficiencies. Revenue is discussed under the headings “—Components of Our Results of Operations” and “—Results of Operations.” Revenue less media costs and adjusted EBITDA are discussed under the heading “—Non-GAAP Financial Performance Metrics.” Number of active customers is discussed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except number of active
	customers)
Revenue	$62,458	$26,902	$155,039	$66,494
Revenue less media costs (non-GAAP)	$36,035	$14,448	$87,327	$35,874
Adjusted EBITDA (non-GAAP)	$(657)	$(477)	$(4,941)	$(1,656)
Number of active customers	938	406	938	406

Number of Active Customers

We define an active customer as a customer from whom we recognized revenue in the last three months. Each customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business.

Non-GAAP Financial Performance Metrics

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with the following financial measures that are not prepared in accordance with GAAP.

Revenue Less Media Costs

Revenue less media costs is a non-GAAP financial measure defined by us as generally accepted accounting principles, or GAAP, revenue less media costs. Media costs consist of costs for advertising impressions we purchase from real-time advertising exchanges or through other third parties. We believe that revenue less media costs is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the performance of our solution in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.

A limitation of revenue less media costs is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Management compensates for these limitations by also relying on the comparable GAAP financial measures of revenue, cost of revenue and total operating expenses. The following table presents a reconciliation of revenue less media costs to revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$62,458	$26,902	$155,039	$66,494
Less: Media costs	26,423	12,454	67,712	30,620
Revenue less media costs	$36,035	$14,448	$87,327	$35,874

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before income tax (expense) benefit, interest expense, net, depreciation and amortization (excluding amortization of internal use software), stock-based compensation expense and change in fair value of convertible preferred stock warrant liability. We have presented adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operating plans and to determine bonus payouts. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.

Our use of adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•                  although depreciation and amortization of property and equipment (excluding amortization of internal use software) are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of equity-based compensation; or (3) tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, adjusted EBITDA should be considered along with other GAAP-based financial performance measures, including various cash flow metrics, net income or loss, and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(6,860)	$(2,002)	$(18,771)	$(4,472)
Adjustments:
Interest expense, net	251	63	604	233
Income tax expense	133	28	173	67
Depreciation and amortization expense (excludes amortization of internal use software)	781	391	2,060	896
Stock-based compensation	2,653	212	6,253	527
Change in fair value of convertible preferred stock warrants	2,385	831	4,740	1,093
Total adjustments	6,203	1,525	13,830	2,816
Adjusted EBITDA	$(657)	$(477)	$(4,941)	$(1,656)

Adjusted Net Loss

Adjusted net loss and adjusted diluted net loss per share are non-GAAP financial measures that are useful to us and investors because they present an additional measurement of our financial performance, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the impact of certain non-cash expenses (e.g. stock-based compensation). We believe that analysts and investors use adjusted net income and adjusted diluted net income per share as supplemental measures to evaluate the overall operating performance of companies in our industry.

A limitation of adjusted net income/(loss) is that it is a measure that may be unique to the Company and may not enhance the comparability of the Company’s results to other companies in the same industry that define adjusted net income/(loss) differently. This measure may also exclude expenses that may have a material impact on the Company’s reported financial results.  Our management compensates for these limitations by also considering the comparable GAAP financial measure of net income/(loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(6,860)	$(2,002)	$(18,771)	$(4,472)
Stock-based compensation expense	2,653	212	6,253	527
Change in fair value of convertible preferred stock warrant liability	2,385	831	4,740	1,093
Tax impact of the above items	—	—	—	—
Adjusted net loss	$(1,822)	$(959)	$(7,778)	$(2,852)

Adjusted diluted net loss per share	$(0.16)	$(0.12)	$(0.83)	$(0.36)

Weighted average shares used in computing adjusted diluted net loss per share	11,315	8,067	9,346	7,971

Factors Affecting Our Performance

We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Investment in Growth

We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in research and development to enhance our solution, in sales and marketing to acquire new customers and reinforce our relationships with existing customers and in our infrastructure, including our IT, financial and administrative systems and controls. We are also investing to further automate our business processes with the goal of enhancing our administrative and operational efficiency. We believe that these investments will contribute to our long-term growth, although they will reduce our profitability in the near term.

Technology Enhancements and Customer Satisfaction

                We will continue to make improvements to our technology platform that may have an impact on both our gross profit margin and our performance against advertiser objectives.  While our technology improvements in the third quarter enabled significant margin improvement, we do not currently expect the margin performance achieved in the third quarter to continue to improve or be maintained at this level. We expect that our margin will be impacted not only by technology improvements, but also by our commitment to satisfying advertiser objectives, the impact of seasonality in the advertising business, the supply and demand dynamics of real-time advertising exchange-traded media, by the number and types of campaigns that we run and customers that we serve as we scale our business.

Ability to Increase Penetration in All Channels

Historically, our revenue has predominantly come from display advertising. Our future performance is dependent on our continued ability to penetrate and grow our revenue in display, as well as mobile, social and video channels.

Customer Growth and Revenue Retention

While we have a significant customer base, we must continue to attract new customers, and gain a larger amount of our current customers’ advertising budgets, to continue our growth. We believe our ability to attract new customers and retain and increase revenue from our existing customers is an important element of our business. Our number of active customers increased from 536 as of December 31, 2012 to 938 as of September 30, 2013, and our revenue retention rate was 178% for the twelve months ended September 30, 2013.

Growth of the Real-time Advertising Exchange Market and Digital Advertising

Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Components of Our Results of Operations

Revenue

We generate revenue by delivering digital advertisements to consumers through the display channel and other channels. The display channel excludes advertising delivered to mobile devices and advertising delivered through social and video channels. For the three and nine months ended September 30, 2013 and 2012, direct-response campaigns, which are focused on generating specific consumer purchases or responses, contributed approximately two-thirds of our revenue, while brand campaigns, which are focused on lifting brand metrics, contributed the remaining one-third of our revenue. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts usually also provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order. An insertion order is a contract that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria.

Cost of Revenue

Cost of revenue consists primarily of media costs, and to a lesser extent, data center costs, personnel costs, depreciation expense, amortization of internal use software development costs on revenue-producing technologies and allocated costs. Media costs consist primarily of costs for advertising impressions we purchase from real-time advertising exchanges and other third parties, which are expensed when incurred. We typically pay these advertising exchanges on a per impression basis. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. These personnel costs are primarily attributable to individuals maintaining our servers and members of our network operations group, which initiates, sets up and launches advertising campaigns. We capitalize costs associated with software that is developed or obtained for internal use and amortize these costs in cost of revenue over the internal use software’s useful life. Cost of revenue also includes purchased data, third-party data center costs and depreciation of data center equipment. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, and, to a lesser extent, professional fees and allocated costs. Personnel costs for each category of operating expense generally include salaries, bonuses and commissions for sales personnel, stock-based compensation expense and employee benefit costs.

•                  Research and development.  Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

•                  Sales and marketing.  Our sales and marketing expenses consist primarily of personnel costs (including commissions) and, to a lesser extent, allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales organization focuses on (1) marketing our solution to generate awareness; (2) increasing the adoption of our solution by existing and new advertisers; and (3) expanding our international business, primarily by growing our sales team in certain countries in which we currently operate and establishing a presence in additional countries. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

•                  General and administrative.  Our general and administrative expenses consist primarily of personnel costs associated with our executive, finance, legal, human resources, compliance and other administrative personnel, as well as accounting and legal professional services fees, allocated costs and other corporate expenses. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Other Expense, Net

Interest expense.  Interest expense is related to our credit facilities and, in previous periods, our term debt.

Other income (expense)—net.  Other income (expense)—net consists primarily of interest income, gains and losses on the sale and disposal of property, equipment and software, as well as gains and losses on foreign currency translation. We have foreign currency exposure related to our accounts receivable that are denominated in currencies other than the U.S. dollar, principally the British pound sterling and euro.

Change in fair value of convertible preferred stock warrant liability.  As of December 31, 2012, we had two outstanding warrants to purchase shares of our capital stock. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our initial public offering, or IPO, one of the warrants was automatically converted into shares of common stock and the other warrant was converted into a warrant to purchase shares of common stock, which was exercised by the holder following the completion of the IPO. As such, we no longer are required to remeasure the value of the converted common stock warrant, and therefore, no further charges or credits related to such warrant will be made to other income and expense.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carryforwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance in the near term.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected. Please refer to Note 1 “Nature of Business and Summary of Significant Accounting Policies” for further discussion.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated condensed financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data:*
Revenue	100%	100%	100%	100%
Cost of revenue	51%	56%	53%	56%
Gross Profit	49%	44%	47%	44%

Operating expenses:
Research and development	7%	4%	7%	4%
Sales and marketing	35%	38%	36%	39%
General and administrative	14%	6%	13%	6%
Total operating expenses	56%	49%	56%	49%
Loss from operations	(7)%	(4)%	(8)%	(5)%
Other expense, net:
Interest expense	—%	—%	—%	—%
Other income (expense) - net	—%	—%	—%	—%
Change in fair value of convertible preferred stock	—%	—%	—%	—%
warrant liability	(4)%	(3)%	(3)%	(2)%
Other expense, net	(4)%	(3)%	(4)%	(2)%
Loss before income taxes	(11)%	(7)%	(12)%	(7)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(11)%	(7)%	(12)%	(7)%

*                                         Certain figures may not sum due to rounding.

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$62,458	$26,902	$35,556	132%	$155,039	$66,494	$88,545	133%

Revenue increased $35.6 million, or 132%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Revenue from the display channel was $46.2 million, or 74%, of revenue and $25.0 million, or 93%, of revenue for the three months ended September 30, 2013 and 2012, respectively. Revenue from other channels was $16.2 million, or 26%, of revenue and $1.9 million, or 7%, of revenue for the three months ended September 30, 2013 and 2012, respectively. Revenue from the display channel increased by $21.2 million, or 85%, and revenue from other channels increased by $14.3 million, or 735%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The $14.3 million increase in other channel revenue was primarily from the mobile channel, followed by the social channel and then the video channel. The increase in revenue was due to increased spending by existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from 406 as of September 30, 2012 to 938 as of September 30, 2013, resulting in an increased number of campaigns during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Due to the higher number of campaigns, the volume of impressions delivered increased by 178% during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The average CPM, or cost per mille (or cost per thousand impressions), decreased by 17%, and revenue less media costs as a percentage of revenue increased, in each case, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Revenue from outside of North America increased by 107% during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Revenue from outside of North America, as a percentage of revenue, decreased from 11% to 9% during the three months ended September 30, 2012 and 2013, respectively.

Revenue increased $88.5 million, or 133%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenue from the display channel was $124.6 million, or 80%, of revenue and $61.3 million, or 92%, of revenue for the nine months ended September 30, 2013 and 2012, respectively. Revenue from other channels was $30.4 million, or 20%, of revenue and $5.2 million, or 8%, of revenue for the nine months ended September 30, 2013 and 2012, respectively. Revenue from the display channel increased by $63.3 million, or 103%, and revenue from other channels increased by $25.2 million, or 485%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The $25.2 million increase in other channel revenue was primarily from the mobile channel, followed by the social channel and then the video channel. The increase in revenue was due to increased spending by existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from 406 as of September 30, 2012 to 938 as of September 30, 2013, resulting in an increased number of campaigns during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Due to the higher number of campaigns, the volume of impressions delivered increased by 183% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The average CPM decreased by 18%, and revenue less media costs as a percentage of revenue increased slightly, in each case, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenue from outside of North America increased by 191% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in revenue is primarily due to expanding operations in European countries and entering into a partnership agreement with a Japanese agency. As per the partnership agreement, we delivered our self-serve platform early in the third quarter, 2013 resulting in accelerated use of our platform and contributing 100 active customers as of September 30, 2013. Revenue from outside of North America, as a percentage of revenue, increased from 9% to 11% during the nine months ended September 30, 2012 and 2013, respectively.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$31,877	$14,955	$16,922	113%	$81,529	$36,988	$44,541	120%
Gross profit	$30,581	$11,947	$18,634	156%	$73,510	$29,506	$44,004	149%
Gross margin	49%	44%			47%	44%

Cost of revenue increased by $16.9 million, or 113%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was primarily due to an increase in media costs from $12.5 million to $26.4 million and, to a lesser extent, to an increase in personnel costs of $1.0 million, an increase in data and hosting costs of $0.8 million and an increase in depreciation and amortization of capitalized internal use software and other fixed assets of $0.6 million. The $13.9 million increase in media costs was due to our increased sales volume. Media costs represented approximately 46% and 42% of revenue in the three months ended September 30, 2012 and 2013, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal use software was $0.9 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. Gross profit increased by 156% primarily due to the increase in revenue less media costs from $14.4 million to $36.0 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2013. This increase was due to technology and scale driven efficiencies. Gross margin increased from 44% for the three months ended September 30, 2012 to 49% for the three months ended September 30, 2013. As discussed under the heading “- Factors Affecting Our Performance,” while our technology improvements in the third quarter 2013 enabled significant margin improvement, we do not currently expect the margin performance achieved in the third quarter 2013 to continue to be improved or be maintained at this level. The increase in gross margin was primarily due to decreases in media costs by 4% and in other fixed costs by 1%, in each case as a percentage of revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Cost of revenue increased by $44.5 million, or 120%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was primarily due to an increase in media costs from $30.6 million to $67.7 million and, to a lesser extent, to an increase in data and hosting costs of $2.4 million, an increase in personnel costs of $2.2 million and an increase in depreciation and amortization of capitalized internal use software and other fixed assets of $1.8 million. The $37.1 million increase in media costs was due to our increased sales volume. Media costs represented approximately 46% and 44% of revenue in the nine months ended September 30, 2012 and 2013, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal use software was $2.5 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. Gross profit increased by 149% primarily due to the increase in revenue less media costs from $35.9 million to $87.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013. This increase was due to technology and scale driven efficiencies. Gross margin increased from 44% for the nine months ended September 30, 2012 to 47% for the nine months ended September 30, 2013. The increase in gross margin was primarily due to decreases in media costs by 2% and in other fixed costs by 1%, in each case as a percentage of revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$4,464	$1,066	$3,398	319%	$10,587	$2,604	$7,983	307%
Percent of revenue	7%	4%			7%	4%

Research and development expense increased by $3.4 million, or 319%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was primarily due to an increase in personnel expense of $2.7 million and, to a lesser extent, to an increase in allocated costs of $0.5 million and an increase in professional services costs of $0.1 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts.

Research and development expense increased by $8.0 million, or 307%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was primarily due to an increase in personnel expense of $6.4 million and, to a lesser extent, to an increase in allocated costs of $1.1 million and an increase in professional services costs of $0.4 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts.

We capitalized internal use software development costs of $1.7 million and $1.2 million for the three months ended September 30, 2013 and 2012, and $4.9 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was due to additional headcount devoted to internal use software development.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$21,644	$10,351	$11,293	109%	$56,293	$25,893	$30,400	117%
Percent of revenue	35%	38%			36%	39%

Sales and marketing expense increased by $11.3 million, or 109%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was primarily due to an increase in personnel expense of $8.5 million and, to a lesser extent, to an increase in allocated costs of $1.0 million, an increase in travel and related expenses of $0.6 million, an increase in marketing expenses of $0.5 million, and an increase in professional services costs of $0.4 million. The increase in personnel expense was primarily due to an increase in headcount and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our headcount increased by 114% and our commission expense increased by 101% during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to our focus on (i) marketing our solution to generate awareness, (ii) increasing the adoption of our solution by existing and new advertisers and (iii) establishing a presence in international markets.

Sales and marketing expense increased by $30.4 million, or 117%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was primarily due to an increase in personnel expense of $21.5 million and, to a lesser extent, to an increase in travel and related expenses of $2.5 million, an increase in allocated costs of $2.4 million, an increase in marketing expenses of $1.3 million and an increase in professional services costs of $1.1 million. The increase in personnel expense was primarily due to an increase in headcount and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our headcount increased by 106% and our commission expense increased by 107% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to our focus on (i) marketing our solution to generate awareness, (ii) increasing the adoption of our solution by existing and new advertisers and (iii) establishing a presence in international markets.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$8,719	$1,675	$7,044	421%	$19,671	$4,245	$15,426	363%
Percent of revenue	14%	6%			13%	6%

General and administrative expense increased by $7.0 million, or 421%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was primarily due to an increase in personnel expense of $3.5 million and, to a lesser extent, to an increase in professional services of $1.6 million, an increase in allocated costs of $0.6 million, an increase in bad debt expense of $0.5 million and an increase in other miscellaneous expenses of $0.5 million, which primarily include local taxes, fees, and charitable contributions. The increase in personnel costs was driven primarily by increased stock-based compensation expense and increased headcount. The increase in third-party professional services was related to accounting, recruiting and legal services as we continued to invest in our infrastructure and in growing our headcount in preparation for being a public company. The increase in bad debt expense was partially related to the bankruptcy of one of the agencies with which we conducted business. We do not believe this bankruptcy will have an ongoing material impact on our finances or operations.

General and administrative expense increased by $15.4 million, or 363%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was primarily due to an increase in personnel expense of $8.3 million and, to a lesser extent, to an increase in professional services of $3.8 million, an increase in allocated costs of 1.5 million, an increase in other miscellaneous expenses of $0.7 million, which primarily include local taxes, fees and charitable contributions, and an increase in bad debt expense of $0.5 million. The increase in personnel costs was driven primarily by increased stock-based compensation expense and increased headcount. The increase in third-party professional services was related to accounting, recruiting and legal services as we continued to invest in our infrastructure and in growing our headcount in preparation for being a public company. The increase in bad debt expense was partially related to the bankruptcy of one of the agencies with which we conducted business.  We do not believe this bankruptcy will have an ongoing material impact on our finances or operations.

Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Interest Expense	$(251)	$(63)	$(188)	298%	$(604)	$(233)	$(371)	159%
Gain (loss) on foreign currency translation	108	31	77	248%	(352)	31	(383)	-1235%
Other income (expense) - net	47	34	13	38%	139	126	13	10%
Change in fair value of convertible preferred stock warrant liability	(2,385)	(831)	(1,554)	187%	(4,740)	(1,093)	(3,647)	334%
Total other expense, net	$(2,481)	$(829)	$(1,652)		$(5,557)	$(1,169)	$(4,388)

The increases in other expense, net, primarily relates to revaluations of outstanding convertible preferred stock warrants and, to a lesser extent, to foreign currency translations and interest related to our additional borrowings under our revolving line of credit and term debt. The increase in the value of our convertible preferred stock warrant liability was due to the significant increase in the value of our common stock. The increase in unrealized loss on foreign currency translation was due to a higher outstanding balance in foreign currency accounts receivable for the nine months ended September 30, 2013.

Provision for Income Taxes

Our provision for income taxes of $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively, primarily relates to taxes due in foreign jurisdictions.  The increase when comparing the nine months ended September 30, 2013 with the nine months ended September 30, 2012, is primarily due to our increasing levels of operations within these foreign jurisdictions as we continue to expand our operations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash received from customers for use of our solution, private placements of preferred stock and our initial public offering, or IPO, which we completed in September 2013. As of September 30, 2013 and December 31, 2012, we had $125.3 million and $14.9 million, respectively, of cash and cash equivalents. Cash and cash equivalents consist of cash and money market funds.

As of September 30, 2013, we had $26.9 million in debt obligations relating to an accounts receivable line of credit and a growth capital loan from Comerica Bank, or Comerica. As of September 30, 2013, we had the ability to borrow up to an additional $20.2 million under the Comerica line of credit for purposes of financing our accounts receivable balance.

Initial Public Offering

In September 2013, we completed our IPO whereby we sold 4,000,000 shares of common stock and the selling stockholders sold 600,000 shares of common stock. The public offering price of the shares sold in the IPO was $29.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the IPO to us were $116.0 million. After deducting underwriters’ discounts and commissions, the aggregate net proceeds received by us totaled approximately $107.9 million. Immediately prior to the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 19,478,932 shares of common stock.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(7,160)	$(10,319)
Cash flows used in investing activities	(10,050)	(5,807)
Cash flows provided by financing activities	127,584	35,505
Effects of exchange rates on cash	12	(51)
Increase (decrease) in cash and cash equivalents	$110,386	$19,328

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and working capital to support the anticipated growth of our business and the increase in sales to advertisers and advertising agencies representing advertisers. Cash used in operating activities has typically been generated from net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accrued liabilities.

Our collection cycles vary from period to period based on common payment practices employed by advertising agencies. However, our contracts with advertising exchanges typically are based on standard payment terms. As a result, the timing of cash receipts and vendor payments can significantly impact our cash provided by (used in) operations for any period presented. During the fourth quarter, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers’ invoices.

Nine months ended September 30, 2013 and 2012.  For the nine months ended September 30, 2013, cash used in operating activities was $7.2 million, resulting from a net loss of $18.8 million, offset by non-cash expenses of $16.1 million, which included depreciation, amortization, stock-based compensation expense, provision for doubtful accounts and change in fair value of warrant liability. These non-cash expenses increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash of $4.5 million was from the net change in working capital items, most notably an increase in accounts payable and accrued liabilities of $12.5 million and $5.5 million, respectively, related to the timing of payments, compensation and other general expenses, as well as an increase in deferred revenue of $0.3 million. These amounts were offset by an increase in accounts receivable of $21.2 million due to an increase in billings for advertising campaigns as well as the timing of payments from domestic and international customers and agencies, and an increase in prepaid and other assets of $1.6 million due to the timing of payments for items, including, but not limited to, software licenses and maintenance, deposits, and other operational expenses, and growth of the company. However, our days sales outstanding decreased from 107 to 98 as of September 30, 2012 and 2013, respectively, due to improved operational processes.

For the nine months ended September 30, 2012, cash used in operating activities was $10.3 million, resulting from a net loss of $4.5 million, offset by non-cash expenses of $4.1 million, which included depreciation, amortization, the change in fair value of preferred stock warrant liability, stock-based compensation expense, provision for doubtful accounts and bad debt expense. The remaining use of cash of $9.9 million was from the net change in working capital items, most notably an increase in accounts receivable of $15.6 million resulting from our revenue growth and an increase in prepaid expenses and other current assets of

$1.0 million primarily related to the timing of payments for rent, insurance premiums and other operating costs. This was partially offset by an increase in accounts payable and accrued liabilities of $4.0 million and $2.2 million, respectively, related to the timing of payments, compensation and other general expenses.

Investing Activities

During the nine months ended September 30, 2013 and 2012, investing activities consisted of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock prior to our IPO, the issuance of common stock in our IPO, net borrowings under our Comerica line of credit, Comerica growth capital loan and the Venture Lending & Leasing, or VLL, growth capital loan, and the issuance of shares of common stock upon the exercise of stock options.

Nine months ended September 30, 2013 and 2012.  During the nine months ended September 30, 2013, cash provided by financing activities was $127.6 million, consisting of $107.9 million from the proceeds from our IPO completed on September 25, 2013, $10.0 million in borrowings under our Comerica line of credit, $10.0 million in borrowings under long term-debt and $1.3 million in proceeds from the exercise of stock options. This was partially offset by $1.5 million in cash used to pay costs related to the IPO and $0.1 million in cash used to repay debt.

During the nine months ended September 30, 2012, cash provided by financing activities amounted to $35.5 million, consisting of $34.4 million in net proceeds from the issuance of our Series C-1 convertible preferred stock, $4.0 million in borrowings under our Comerica line of credit, $3.0 million in borrowings from issuance of long-term debt and $0.4 million in proceeds from the exercise of stock options. This was partially offset by $6.3 million in cash used to repay debt.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2013 or December 31, 2012, other than the operating leases and indemnification agreements described below.

Contractual Obligations and Known Future Cash Requirements

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations, consolidated statements of comprehensive loss or consolidated statements of cash flows.

Comerica Loan and Security Agreement

In April 2010, we entered into a loan and security agreement, or the Comerica Agreement, with Comerica Bank to establish a revolving line of credit for working capital purposes. The maximum amount available for borrowing under the revolving line of credit, as amended, is not to exceed the lesser of $35.0 million or an amount equal to 85% of certain eligible accounts. Eligible accounts exclude, among others, accounts that have aged over 120 days, and accounts in which 25% of the total account is aged over 120 days, and certain other accounts such as governmental, intercompany, employee and certain foreign accounts. The revolving line of credit has a maturity date of July 26, 2014 and may be repaid and redrawn at any time prior to such date, at which time all advances and any accrued and unpaid interest will be due and payable. Interest is charged at LIBOR, plus a 2.75% applicable margin, which equaled 2.93% and 2.99% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had $11.9 million, $1.9 million outstanding under the revolving line of credit, respectively.

In March 2012, we amended the Comerica Agreement to provide for growth capital advances of up to $3.0 million. The Comerica Agreement was further amended in February 2013 to increase the growth capital advances to up to $15.0 million. Growth capital advances may be drawn on or before February 13, 2014 and are payable in equal monthly installments beginning on March 13, 2014 and continuing over a twenty-four month period ending on February 13, 2016 when the remaining principal an any accrued interest will be due and payable. Interest on outstanding balances is charged at LIBOR, plus a 4.75% applicable margin, which equaled 4.93% and 4.99% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the principal amount of $15.0 million and $5.0 million, respectively, was outstanding under the loan.

The Company’s obligations under the Comerica Agreement are secured by substantially all of the Company’s assets.  The Comerica Agreement includes customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, merge or consolidate, incur indebtedness, grant liens, make certain restricted payments, make investments, make acquisitions and enter into transactions with affiliates, in each case subject to customary exceptions.  In addition, the Comerica Agreement provides that the Company must maintain compliance with a minimum EBITDA covenant and a minimum liquidity, each as determined in accordance with the Comerica Agreement and described in more detail below.

We are required to maintain certain financial covenants under the Comerica Agreement, including the following:

•                  EBITDA.  We are required to maintain specified quarterly and annual EBITDA, which is defined with respect to any fiscal period as an amount equal to the sum of (1) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (2) depreciation and amortization, income tax expense, total interest expense paid or accrued and non-cash stock-based compensation expense, less (3) all extraordinary and non-recurring revenue and gains (including income tax benefits).

•                  Liquidity ratio.  Under the Comerica Agreement, the ratio of (i) the sum of all cash on deposit with Comerica and 85% of all eligible receivables accounts to (ii) all funded debt under the Comerica Agreement must be at least 1.15 to 1.00 on a monthly basis.

As of December 31, 2012, we were in non-compliance with respect to various financial and non-financial covenants under the Comerica Agreement. However, we subsequently obtained a waiver for each of the covenant violations. As of September 30, 2013, we were in compliance with each of the financial and non-financial covenants, except for a covenant related to permitted indebtedness for a corporate credit card account balance, for which we obtained a waiver.

Venture Lending & Leasing Loan and Security Agreement

In April 2010, we entered into a loan and security agreement, or the VLL Agreement, with VLL to provide for a growth capital loan of up to $1.0 million, which we drew in full concurrently upon entering into the VLL Agreement. The borrowed funds were used for general corporate purposes. The loan was payable in monthly installments of interest only for the first six months, and thereafter interest and principal were payable in 30 equal monthly installments. Interest accrued at a fixed rate of 13%. As of December 31, 2012, we were in breach of certain covenants under the VLL Agreement requiring submission of monthly consolidated financial statements within 30 days of month end. As of September 30, 2013, the VLL Agreement was terminated.

Operating Leases

We lease various office facilities, including our current corporate headquarters in Redwood City, California, a new corporate headquarters facility in Redwood City, California, our New York sales office and various other sales offices, under operating lease agreements that expire through December 2019. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

Commitments

As of September 30, 2013, our principal commitments consisted of obligations under the Comerica Agreement which are scheduled to mature at various dates through February 2016, and operating leases for our offices. The following table summarizes our future minimum payments under these arrangements as of September 30, 2013 (in thousands):

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$61,139	$3,459	$17,200	$16,235	$24,245
Term debt(1)	15,000	4,375	10,625	—	—
Line of credit(2)	11,853	11,853	—	—	—
Total minimum payments	$87,992	$19,687	$27,825	$16,235	$24,245

(1)                                 $15.0 million of the total term debt is attributable to the Comerica growth capital loan, which accrued interest at LIBOR, plus a 4.75% applicable margin, which was equal to 4.93% as of September 30, 2013, and is scheduled to mature in February 2016.

(2)                                 Accrues interest at LIBOR, plus a 2.75% applicable margin, which was equal to 2.93% as of September 30, 2013 and has a final maturity date in July 2014.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Item  3.                              Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange and inflation risks.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market funds. Our current and non-current term debt and line of credit are at variable interest rates.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally British pounds and euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to translating certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item  4.                               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1.                               Legal Proceedings

We are not currently a party to any legal proceedings, litigation, or claims that could materially affect our business, results of operations, cash flows, or financial position. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future results of operations, cash flows or financial position.

Item  1A.                      Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 23 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, we may not be able to sustain this rate of growth or even maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future solutions; competing against companies with greater financial and technical resources; acquiring and retaining advertisers and advertising agency customers; and developing new solutions. Our current operational infrastructure may require changes for us to scale our business efficiently and effectively to keep pace with demand for our solution, and achieve long-term profitability. If we fail to implement these changes on a timely basis or are unable to implement them effectively, or at all due to factors beyond our control, our business may suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future. As a growing company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

• build a reputation for a superior solution and create trust and long-term relationships with advertisers and advertising agencies;

• distinguish ourselves from competitors in our industry;

• develop and offer a competitive technology platform and offerings that meet our advertisers’ needs as they change;

• maintain and expand our relationships with the sources of quality inventory through which we execute our advertisers’ advertising campaigns;

• respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

• prevent or otherwise mitigate failures or breaches of security or privacy;

• expand our business internationally; and

• attract, hire, integrate and retain qualified and motivated employees.

If we are unable to meet one or more of these objectives or otherwise adequately address the risks and difficulties that we face, our business may suffer, our revenue may decline and we may not be able to achieve further growth or long-term profitability.

We have a history of losses and may not achieve or sustain profitability in the future.

We incurred net losses of $(4.3) million and $(10.3) million in 2011 and 2012, respectively, and a net loss of $(18.8) million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $42.3 million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth, primarily due to substantial investments in our business and more than doubling our headcount during 2012. We expect our cost of revenue and operating expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by adding sales, marketing and related support employees in existing and new territories, adding engineering employees to support continued investments in our technology platform and adding general and administrative employees to support our growth and expansion.

If we are unable to attract new advertisers or sell additional offerings to our existing advertisers, our revenue growth will be adversely affected.

To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers, which are often represented by advertising agencies, to purchase additional offerings from us. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solution to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Although some advertisers that are repeat users of our solution tend to increase their spend over time, conversely, some advertisers that are newer to our solution tend to spend less than, and may not return as frequently as, advertisers who have used our solution for longer periods of time. If we fail to retain or cultivate the spending of our newer, lower-spending advertisers, it will be difficult for us to sustain and grow our revenue from existing advertisers. Even with long-time advertisers, we may reach a point of saturation at which we cannot continue to grow our revenue from those advertisers because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider or for other reasons not known to us. If we are unable to attract new advertisers or obtain new business from existing advertisers, our revenue, growth and our business may be adversely affected.

If we do not manage our growth effectively, the quality of our solution may suffer, and our operating results may be negatively affected.

Our business has grown rapidly. We rely heavily on information technology, or IT, systems to manage critical functions such as advertising campaign management and operations, data storage and retrieval, revenue recognition, budgeting, forecasting and financial reporting. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solution. If we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our results of operations and financial condition.

We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results to fall below analysts’ and investors’ expectations.

Our quarterly and annual operating results have fluctuated in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

• changes in demand and pricing for our solution;

• the seasonal nature of our customers’ spending on digital advertising campaigns;

• changes in our pricing policies, the pricing policies of our competitors and the pricing of advertising inventory or of other third-party services;

• the addition or loss of new advertisers and advertising agencies;

• changes in our customers’ advertising budget allocations, agency affiliations, or marketing strategies;

• changes and uncertainty in the regulatory environment for us or our advertisers;

• changes in the economic prospects of our advertisers or the economy generally, which could alter current or prospective advertisers’ spending priorities, or could increase the time or costs required to complete sales with advertisers;

• changes in the availability of advertising inventory through real-time advertising exchanges or in the cost to reach end consumers through digital advertising;

• the introduction of new technologies product or service offerings by our competitors;

• changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business; and

• costs related to acquisitions of people, businesses or technologies.

Based upon all of the factors described above and others beyond our control that we may not anticipate, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

If we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.

We compete for advertisers, which are often represented by advertising agencies, who want to purchase digital media for advertising campaigns. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as in advertiser demands and expectations. We continuously need to make decisions regarding which offerings and technology to invest in to meet advertiser demand and evolving industry standards and regulatory requirements. We may make wrong decisions regarding these investments. For example, we expect advertisers to award us credit, or attribution, for impressions that generate specific consumer purchases or responses using certain criteria such as last ad clicked or viewed. Our technology considers these attribution models and if new attribution models are introduced by advertisers, we may need to make changes in our technology. If new or existing competitors offer more attractive offerings, we may lose advertisers or advertisers may decrease their spending on our solution. New advertiser demands, superior competitive offerings or new industry standards could render our existing solution unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology platform or business model. Our failure to adapt to a rapidly changing market or to anticipate advertiser demand could harm our business and our financial performance.

If the use of “third party cookies” is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, our performance may decline and we may lose advertisers and revenue.

We use “cookies” (small text files) to deliver our solution. Our cookies are known as “third party cookies” because they are placed on individual browsers when Internet users visit a website owned by a publisher, advertiser or other first party that has given us permission to place cookies. These cookies are placed through an Internet browser on an Internet user’s computer and correspond with a data set that we keep on our servers. Our cookies record non-personal information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser’s websites through a browser while the cookie is active. On mobile devices, we may also obtain location based information. We use these cookies to help us achieve our advertisers’ campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies to help us decide whether to bid on, and how to price, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. Without cookie data, we may bid on advertising without as much insight into activity that has taken place through an Internet user’s browser. A lack of cookie data may detract from our ability to make decisions about which inventory to purchase for an advertiser’s campaign, and undermine the effectiveness of our solution.

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download free or paid “ad blocking” software that prevents third party cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third party cookies by default. The browser manufacturer, Mozilla, which publishes Firefox, recently announced an intention to block third party cookies by default in the next iteration of the Firefox browser. Unless such default settings in browsers are altered by Internet users to accept third party cookies, fewer of our cookies may be set in browsers, adversely affecting our business.

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. In response, some member states have adopted and implemented, and may continue to adopt and implement legislation that negatively impacts the use of cookies for online advertising. Limitations on the use or effectiveness of cookies, whether imposed by EU member state implementation of the Cookie Directive or otherwise, may impact the performance of our solution. We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for the lack of cookie data. We may not be able to develop or implement additional tools that compensate for the lack of cookie data. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Potential “Do Not Track” standards or government regulation could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns we run, and as a result may degrade our performance for our customers.

As the use of cookies has received ongoing media attention over the past three years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. In 2010, the Federal Trade Commission, or FTC, issued a staff report criticizing the advertising industry’s self-regulatory efforts as too slow and lacking adequate consumer protections. The FTC emphasized a need for simplified notice, choice and transparency to the consumer regarding collection, use and sharing of data, and suggested implementing a “Do Not Track” browser setting that allows consumers to choose whether to allow “tracking” of their online browsing activities. All the major Internet browsers have implemented some version of a “Do Not Track” setting. Microsoft’s Internet Explorer 10 includes a “Do Not Track” setting that is selected by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. The World Wide Web Consortium chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary “Do Not Track” standard for the web. The group has yet to agree upon a standard. The FTC has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. If a “Do Not Track” browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, cause us to change our business practices and adversely affect our business.

Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which may have a material adverse effect on our business.

Government regulation may increase the costs of doing business online. U.S. and foreign governments have enacted or are considering legislation related to online advertising and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or mobile unique device identifiers, and other data protection and privacy regulation. Such legislation could affect the costs of doing business online, and may adversely affect the demand for our solution or otherwise harm our business, results of operations and financial condition. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past, and may cause us in the future, to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable data about consumers, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our operations, financial performance and business. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours, which may result in declining revenue, or inability to grow our business.

Competition for our advertisers’ advertising budgets is intense. We also expect competition to increase as the barriers to enter our market are low. Increased competition may force us to charge less for our solution, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors include companies that offer demand-side platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage their own consumer data, traditional advertising networks and advertising agencies themselves.

We also rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers we may be unable to compete even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers.

We also compete with services offered through large online portals that have significant brand recognition, such as Yahoo!, Google, AOL and MSN. These large portals have substantial proprietary digital advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, and the ability to significantly influence pricing for digital advertising inventory. We also compete for a share of advertisers’ total advertising budgets with online search advertising, for which we do not offer a solution, and with traditional advertising media, such as direct mail, television, radio, cable and print. Some of our competitors have also established reputations for specific services, such as retargeting with dynamic creative, for which we do not have an established market presence. Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solution, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

We have been dependent on display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have predominantly used our solution for display advertising, and the substantial majority of our revenue is derived from advertisers, typically through their agencies, that use our solution for display advertising. We expect that display advertising will continue to be a primary channel used by our customers. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our solution may decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, operating results and financial condition.

We have historically relied, and expect to continue to rely, on a small number of customers for a significant portion of our revenue, and the loss of any of these customers may significantly harm our business, results of operations and financial condition.

A relatively small number of customers have historically accounted for a majority of our revenue. In 2011, 2012 and the nine months ended September 30, 2013, our top 20 customers accounted for 39%, 38% and 32% of our revenue, respectively. However, no customer accounted for 10% or more of our revenue during the respective period. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully attract or retain new or existing customers or existing customers run fewer advertising campaigns with us, defer or cancel their insertion orders, or terminate their relationship with us altogether, whether through the actions of their agency representatives or otherwise, our business, results of operations and financial condition would be harmed.

Our international expansion subjects us to additional costs and risks, and may not yield returns in the foreseeable future, and our continued expansion internationally may not be successful.

Our international expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, the Netherlands, France, Italy, Spain and Germany. We established a subsidiary in Germany in 2013. In addition, in 2012, we entered into a strategic alliance with a third-party licensee through which we make our solution available in Japan. We expect to significantly expand our international operations in the future.

Our international expansion and the integration of international operations present challenges and risks to our business and require significant attention from our management, finance, analytics, operations, sales and engineering teams to support advertising campaigns abroad. For example, as a direct result of our relationship with our Japanese licensee, we have undertaken engineering and other work to support campaigns for Japanese advertisers and localize our technology platform for language, currency and time zone, and have made substantial investments to train our Japanese licensee’s sales team to sell our solution in Japan. Moreover, our Japanese licensee is a wholly-owned subsidiary of a large advertising agency holding company, with other subsidiaries that may offer services that compete with us. As a result, there is a risk that conflicts of interest may arise that may reduce our ability to gain market share in the Japanese market. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, may interfere with our ability to offer our solution competitively to advertisers and advertising agencies in one or more countries and expose us or our employees to fines and penalties. In some cases, our advertisers may impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the United States and may require engineering and other costly resources to accommodate. Laws and regulations that may impact us include tax laws, employment laws, data privacy regulations, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. We may incur significant operating expenses as a result of our international expansion, and it may not be successful. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.

We do not have long-term commitments from our advertisers, and we may not be able to retain advertisers or attract new advertisers that provide us with revenue that is comparable to the revenue generated by any advertisers we may lose.

Most of our advertisers do business with us by placing insertion orders for particular advertising campaigns. If we perform well on a particular campaign, then the advertisers, or most often, the advertising agency representing such advertisers, may place new insertion orders with us for additional advertising campaigns. We rarely have any commitment from an advertiser beyond the campaign governed by a particular insertion order. In accordance with the Interactive Advertising Bureau, or IAB, our insertion orders may also be cancelled by advertisers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing advertisers, while continually expanding the number of advertisers for whom we provide services. In addition, it is relatively easy for advertisers and the advertising agencies that represent them to seek an alternative provider for their advertising campaigns because there are no significant switching costs, and agencies, with whom we do the majority of our business, often have relationships with many different providers, each of whom may be running portions of the same advertising campaign. Because we do not have long-term contracts, we may not accurately predict future revenue streams, and we cannot guarantee that our current advertisers will continue to use our solution, or that we will be able to replace departing advertisers with new advertisers that provide us with comparable revenue.

If we fail to detect fraud or serve our advertisers’ advertisements on undesirable websites, our reputation will suffer, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.

Our business depends in part on providing our advertisers with a service that they trust, and we have contractual commitments to take reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify. We use proprietary technology to detect click fraud and block inventory that we know or suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on such website. We also use third-party services in an effort to prevent our advertisers’ advertisements from appearing on undesirable websites. Preventing and combating fraud requires constant vigilance, and we may not always be successful in our efforts to do so. We may serve advertising on inventory that is objectionable to our advertisers, and we may lose the trust of our advertisers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations. We may also purchase inventory inadvertently that proves to be unacceptable for advertising campaigns, in which case we are responsible for the cost and cannot bill that cost to any campaign. If we buy substantial volumes of unusable inventory, this could negatively impact our results of operations.

Our revenue could decline and our growth could be impeded, if our access to quality advertising inventory is diminished or if we fail to acquire new advertising inventory.

We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges, including real time advertising exchanges, such as Google’s DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory; and social media platforms, such as the Facebook Exchange, known as FBX.

The amount, quality and cost of inventory available to us can change at any time. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges continues to increase, which could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.

Suppliers control the bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of certain advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that we select and may not be able to replace inventory that is no longer made available to us.

If we are unable to maintain a consistent supply of quality inventory for any reason, our business, advertiser retention and loyalty, financial condition and results of operations could be harmed.

Our growth could be impeded and our revenue could decline if our access to quality inventory in social media is diminished or if we fail to acquire new advertising inventory in social media. Currently, our social media offering is entirely dependent on access to Facebook’s inventory through FBX.

Our social media offering is currently limited to Facebook’s FBX platform, which was launched in the second half of 2012. Therefore, we currently define our social channel as advertising delivered through FBX. We have an agreement with Facebook allowing us to integrate directly with FBX to bid on advertising inventory on a real-time basis. We integrated with FBX in the fourth quarter of 2012. As a result, our ability to grow our revenue in the social channel is closely tied to the availability of inventory on FBX. If we are unable to compete favorably for advertising inventory on FBX, our social offering may not be successful. Also, there is no guarantee that Facebook will continue to make its advertising inventory available to us at all or upon reasonable terms, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that provide advertising on social media platforms other than FBX or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on the FBX platform, integrate with social media platforms that may become available in the future or find alternative sources of quality social media inventory, our business could be harmed.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide advertisements on them or our ability to fulfill advertising space, or inventory, from developers whose applications are distributed through their controlled channels, our ability to generate revenue could be significantly harmed.

Our sales and marketing efforts require significant investment, which may not yield returns in the foreseeable future, if at all.

We have invested significant resources in our sales and marketing teams to educate potential and prospective advertisers and advertising agencies about the value of our solution. We are often required to explain how our solution can optimize advertising campaigns in real time. Our business depends in part upon an advertisers’ confidence, and the confidence of the advertising agencies that represent those advertisers, that our use of real-time advertising exchanges to purchase inventory is superior to other methods of purchasing digital advertising. Real-time bidding through real-time advertising exchanges is still a small part of the overall display, mobile, social and video digital advertising markets. We often spend substantial time and resources responding to requests for proposals from potential advertisers and their advertising agencies, including developing material specific to the needs of such potential advertisers. We may not be successful in attracting new advertisers despite our investment in our business development, sales and marketing organizations. In addition, our sales team is primarily trained and experienced in selling to advertising agencies, which often control an advertiser’s budget. If more of our business shifts to direct relationships with brand advertisers, we may not have an adequately trained sales team to support that shift and to sell products effectively to those advertisers.

If we do not effectively grow and train our sales team, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

Failure to comply with industry self-regulation could harm our brand, reputation and our business.

We have committed to complying with the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self-regulatory principles in Europe adopted by the Interactive Advertising Bureau—Europe and the European Digital Advertising Alliance. Our efforts to comply with these principles include offering Internet users notice and transparency when advertising is served to them based, in part, on web browsing data recorded by cookies. We also offer Internet users the ability to opt out of receiving interest-based advertisements based on a cookie we place. However, we have made mistakes in our implementation of these guidelines in the past, and if we make mistakes in the future, or our opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our reputation and our business.

We may experience outages and disruptions of our services if we fail to maintain adequate security and supporting infrastructure as we scale our systems, which may harm our brand and reputation and negatively impact our revenue and results of operations.

As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage and database technologies. Creating the appropriate support for our technology platform, including Big Data and our computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks, which, in turn, could diminish the quality of our services and our performance for advertisers. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and our data or our advertisers’ data. In addition, we are vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platform. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third party partners and vendors’ technology. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.

Real or perceived errors or failures in our software and systems could adversely affect our operating results and growth prospects.

We depend upon the sustained and uninterrupted performance of our technology platform to operate over 1,000 campaigns at any given time; manage our inventory supply; bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data; and optimize campaign performance in real time and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business may be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack in confidence with us or, on occasion, the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that have not been delivered properly. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our financial position, results of operations and growth prospects.

Our future success depends on the continuing efforts of our key employees, including our three founders, George John, Richard Frankel and Abhinav Gupta, and on our ability to hire, retain and motivate additional key employees.

Our future success depends heavily upon the continuing services of our key employees, including our three founders, George John, our Chief Executive Officer, Richard Frankel, our President, and Abhinav Gupta, our Vice President, Engineering, and on our ability to attract and retain members of our management team and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals. The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is based in Redwood City, California, and we face significant competition for talent from large technology companies such as Google, Facebook, LinkedIn, Twitter and Yahoo!. These companies may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time.

New employees often require significant training and, in many cases, take significant time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have little experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees.

Even if we are successful in hiring qualified new employees, we may be subject to allegations that we have improperly solicited such employees while they remained employed by our competitors, that such employees have improperly solicited other colleagues of theirs employed by the same competitors or that such employees have divulged proprietary or other confidential information to us in violation of their agreements with such competitors. If we are unable to attract, integrate and retain suitably qualified individuals, our business, financial position and results of operations may be harmed.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We are undergoing rapid growth. As of September 30, 2013, we had approximately 477 employees in the United States and 75 employees overseas, compared with approximately 209 and 20 employees, respectively, as of September 30, 2012. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

Our historical revenue growth has masked seasonal fluctuations in advertising activity. As growth declines or seasonal patterns become more pronounced, seasonality could have a material impact on our cash flows and operating results.

Our revenue, cash flow from operations, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our advertisers’ spending on digital advertising campaigns. For example, advertisers tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a material impact on our revenue, cash flow, operating results and other key operating and performance metrics from period to period.

We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us, and because generally agencies only pay us if they receive payment from the advertiser, our ability to collect for non-payment may be limited to the advertiser, increasing our risk of non-payment.

A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the three months ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy resulting in our recording of bad debt expense in the period. There can be no assurances that we will not experience bad debt in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. We have to consider the effect of credit risk in transactions with agencies or other third parties and the advertiser. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition would be adversely impacted.

Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses that negatively impact our financial results.

We currently have foreign sales denominated in British pounds, euros, Japanese yen and Canadian dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds, euros, Canadian dollars and Hong Kong dollars. We expect international sales to become an increasingly important part of our business. Such sales may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our solution without compensating us, thereby eroding our competitive advantages and harming our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret and patent laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and while we have a small number of pending patent applications, valid patents may not be issued from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.

Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and advertisers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that any steps taken by us will prevent misappropriation of our technology and proprietary information. Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. From time to time, legal action by us may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our technology platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us or against our advertisers for which we may be liable or have an indemnification obligation. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights, royalties or other fees. Any of these events could seriously harm our business, operating results and financial condition.

Our solution relies on third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solution.

Our platform, including our computational infrastructure, relies on software licensed to us by third-party authors under “open source” licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. Moreover, we cannot guarantee that our processes for controlling our use of open source software will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating our platform on terms that are not economically feasible, to re-engineer our platform or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code, any of which could adversely affect our business, operating results and financial condition.

Our growth depends, in part, on the success of our strategic relationships with third parties, including ready access to hardware in key locations to facilitate the delivery of our solution and reliable management of Internet traffic.

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. We continue to pursue additional relationships with third parties, such as technology and content providers, real-time advertising exchanges, market research companies, co-location facilities and other strategic partners. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party data and services. Our agreements with channel partners and providers of technology, computer hardware, co-location facilities, content and consulting services and real-time advertising exchanges are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce purchases of our solution. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.

In particular, our continued growth depends on our ability to source computer hardware, including servers built to our specifications, and the ability to locate those servers and related hardware in co-location facilities in the most desirable locations to facilitate the timely delivery of our services. Similarly, disruptions in the services provided at co-location facilities that we rely upon can degrade the level of services that we can provide, which may harm our business. We also rely on our integration with many third-party technology providers to execute our business on a daily basis. We must efficiently direct a large amount of network traffic to and from our servers to consider tens of billions of bid requests per day, and each bid typically must take place in approximately 100 milliseconds. We rely on a third-party domain name service, or DNS, to direct traffic to our closest data center for efficient processing. If our DNS provider experiences disruptions or performance problems, this could result in inefficient balancing of traffic across our servers as well as impairing or preventing web browser connectivity to our site, which may harm our business.

Legal claims resulting from the actions of our advertisers could damage our reputation and be costly to defend.

We do not independently verify whether we are permitted to deliver advertising to our advertisers’ Internet users or that the content of the advertisements we deliver is legally permitted. We receive representations from advertisers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our advertisers that they maintain adequate privacy policies that allow us to place pixels on their websites and collect data from users that visit those websites to aid in delivering our solution. If any of these representations are untrue and our advertisers do not abide by federal, state or local laws governing their content or privacy practices we may become subject to legal claims against us, we will be exposed to potential liability (for which we may or may not be indemnified), and our reputation may be damaged.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with advertisers, advertising agencies, and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services, or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition.

We have identified material weaknesses in our internal controls in the past, and if we do not continue to develop effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business may suffer as a result.

When we are no longer an “emerging growth company,” we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. We will need to disclose any material weaknesses identified by our management in our internal controls over financial reporting, as well as provide a statement that our independent registered public accounting firm has issued an opinion on our internal controls over financial reporting, provided that our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Businesses Act of 2012, or the JOBS Act.

In connection with the audit of our financial statements for the year ended December 31, 2010, certain material weaknesses were identified in our internal controls resulting from a lack of qualified personnel within our accounting function that possessed an appropriate level of expertise to perform certain functions. We have since remediated these material weaknesses. We are continuing to develop our internal controls, processes and reporting systems to comply with these requirements, by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget and undertake multi-year financial planning and analyses. This process has been and will be time consuming, costly and complicated. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. For example, in connection with filing a registration statement in connection with our initial public offering, errors were identified in the unaudited consolidated statement of cash flows for the six months ended June 30, 2012. We have since corrected these errors and concluded that such corrections are immaterial. However, if we identify additional errors that result in material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. Economic downturns or instability in political or market conditions may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the budget crisis in the United States may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution; and expose us to increased credit risk on advertiser orders, which, in turn, could negatively impact our business, financial condition and results of operations. In addition, concerns over the sovereign debt situation in certain countries in the EU as well as continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.

Our business is subject to the risk of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

We maintain servers at co-location facilities in California, Georgia, Virginia, the Netherlands and Hong Kong that we use to deliver advertising campaigns for our advertisers, and expect to add other data centers at co-location facilities in the future. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, any of which may render it difficult or impossible for us to operate our business for some period of time. For example, in October 2012, Hurricane Sandy caused our former data center in New York to cease operations because of storm damage, which caused us to divert online traffic to other facilities. Our corporate headquarters and the co-location facility where we maintain data used in our business operations are both located in the San Francisco Bay Area, a region known for seismic activity. If we were to lose the data stored in our California co-location facility, it could take several weeks, if not months, to recreate this data from multiple sources, which could result in significant negative impact on our business operations, and potential damage to our advertiser and advertising agency relationships. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations, and harm our reputation. In addition, we may not carry sufficient business interruption insurance to compensate for the losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

As part of our business strategy, we may make investments in or acquisitions of complementary companies, products or technologies. However, we have not made any acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our advertisers, advertising agencies and investors or could subject us to class action law suits that often follow public company acquisitions. In addition, if we are unsuccessful at integrating employees or technologies acquired, our revenue and results of operations could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired technology or employees, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, contract manufacturing liabilities and income taxes.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

Borrowings under our loan and security agreement with Comerica Bank, or Comerica, are secured by substantially all of our assets, including our intellectual property. Our loan and security agreement also restricts our ability to, among other things:

• dispose of or sell our assets;

• make material changes in our business or management;

• consolidate or merge with other entities;

• incur additional indebtedness;

• create liens on our assets;

• pay dividends;

• make investments;

• enter into transactions with affiliates; and

• pay off or redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our loan and security agreement with Comerica requires us to comply with a minimum EBITDA covenant and maintain a minimum liquidity ratio.

The operating and financial restrictions and covenants in the loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. We have failed to comply with certain of these covenants in the past. For example, as of December 31, 2012 and September 30, 2013, we were not in compliance with certain financial and non-financial covenants in the loan and security agreement, including a covenant related to permitted indebtedness for a corporate credit card account balance. Although we have been able to obtain a waiver for each such covenant violation in the past, there is no guarantee that our lender will waive such violations in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan and security agreements. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.

If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2012, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $22.4 million and state NOLs of $17.2 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs. As a result of the ownership change, we estimate that the utilization of U.S. federal NOLs of $11.7 million and state NOLs of $10.5 million are subject to annual limitations under Section 382. In addition, future changes in our stock ownership, including this or future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot provide assurance that our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to the expected growth in the digital advertising and real-time buying markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

As of September 30, 2013, we had $125.3 million in cash and cash equivalents. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.

Risks Related to Ownership of our Common Stock

The price of our common stock has been volatile and may continue to be volatile and may decline regardless of our financial performance.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Factors that could cause fluctuations in the trading price of our common stock include the following:

• announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

• price and volume fluctuations in the overall stock market from time to time;

• significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

• fluctuations in the trading volume of our shares or the size of our public float;

• actual or anticipated changes or fluctuations in our results of operations;

• whether our results of operations meet the expectations of securities analysts or investors;

• actual or anticipated changes in the expectations of investors or securities analysts;

• litigation involving us, our industry, or both;

• regulatory developments in the United States, foreign countries, or both;

• general economic conditions and trends;

• major catastrophic events;

• lockup releases, sales of large blocks of our common stock;

• departures of key employees; or

• an adverse impact on the company from any of the other risks cited herein.

In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, including when the “lock-up” or “market standoff” period ends, or the perception that sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Based on the total number of outstanding shares of our common stock as of September 30, 2013, we have approximately 32.8 million shares of common stock outstanding. All of the shares of common stock sold in our initial public are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act. In addition, the shares of common stock purchased by The Private Equity Group of J.P. Morgan Investment Management Inc., on behalf of an advised client account, will be subject to lock-up restrictions as described below and may not be sold for a period of 180 days from the date of our prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act of 1933.

Subject to certain exceptions described under the caption “Underwriting” in our prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, we and all of our directors and officers and substantially all of our stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the representatives of the underwriters for a period of 180 days from the date of our prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) under the Securities Act of 1933. In addition, all shares purchased by The Private Equity Group of J.P. Morgan Investment Management Inc., on behalf of an advised client account are subject to these lock-up restrictions. When the lock-up period expires, we and our locked-up security holders will be able to sell shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

As of September 30, 2013, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

The concentration of our capital stock ownership with insiders could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 63% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2013. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We have broad discretion in the use of net proceeds that we received in our initial public offering, and if we do not use those proceeds effectively, your investment could be harmed.

The principal purposes of our initial public offering were to raise additional capital, to create a public market for our common stock and to facilitate our future access to the public equity markets. We have not yet determined the specific allocation of the net proceeds that we received in our initial public offering. We intend to use such net proceeds for working capital and general corporate purposes, including expansion of our sales and marketing organization, further development and expansion of our product offerings, possible acquisitions of, or investments in, businesses, technologies or other assets, or repayment of all or a portion of our indebtedness.  Accordingly, our management has broad discretion over the specific use of the net proceeds that we received in our initial public offering and might not be able to obtain a significant return, if any, on investment of these net proceeds. If we do not use the net proceeds that we received in our initial public offering effectively, our business, results of operations and financial condition could be harmed.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, we expect that these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the completion of our IPO. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, one of our credit facilities contains restrictions on our ability to pay dividends.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

• a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

• the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

• the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

• a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

• the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

• the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

• the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and

• advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

Item  2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Recent Sales of Unregistered Securities

In September 2013, in connection with the completion of our initial public offering, all 19,478,932 shares of our then-outstanding preferred stock were automatically converted into shares of common stock on a one-for-one basis. The issuance of such shares was exempt from the registration requirements the Securities Act of 1933, or the Securities Act, pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

From July 1, 2013 through September 30, 2013, pursuant to our 2008 Equity Incentive Plan, or the 2008 Plan, we granted to our employees, consultants and other service providers (i) options to purchase an aggregate of 155,000 shares of common stock at an exercise price of $20.05 per share and (ii) rights to receive an aggregate of 40,150 shares of common stock upon the vesting of restricted stock units. The issuances of such options and  restricted stock units under the 2008 Plan were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

From July 1, 2013 through September 30, 2013, we issued an aggregate of 212,656 shares of our common stock upon the exercise of options under the 2008 Plan at exercise prices ranging from $0.16 to $20.05, for an aggregate exercise price of $445,127.97. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

In September 2013, upon the completion of our initial public offering, we issued an aggregate of 161,533 shares of common stock upon the conversion of an outstanding warrant. The issuance of such shares was exempt from the registration requirements the Securities Act pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

In September 2013, we issued an aggregate of 104,997 shares of common stock upon the exercise of a warrant at an exercise price per share of $0.9286, for an aggregate purchase price of an aggregate exercise price of $97,500.21. The issuance of such shares was exempt from the registration requirements the Securities Act pursuant to Section 4(2) of the Securities Act.

(b)         Use of Proceeds

On September 25, 2013, we closed our initial public offering of 4,600,000 shares of our common stock, which included 600,000 shares of common stock sold by the selling stockholders upon the full exercise of the underwriters’ overallotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190695), which was declared effective by the SEC on September 19, 2013. Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., BMO Capital Markets Corp., LUMA Securities LLC, Needham & Company, LLC, Oppenheimer & Co. Inc. and Piper Jaffray & Co. acted as the underwriters for the offering. The public offering price of the shares sold in the offering was $29.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us were $116.0 million. After deducting underwriting discounts and commissions of $8.1 million and offering expenses payable by us of $4.7 million, we received approximately $103.2 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) of the Securities Act.

Item  3.                               Defaults upon Senior Securities

None

Item 4.                                  Mine Safety Disclosures

Not applicable.

Item 5.                                  Other Information

None.

Item  6.                               Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rocket Fuel Inc.
(Registrant)

/s/ J. Peter Bardwick
J. Peter Bardwick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 13, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant					X
3.2	Amended and Restated Bylaws of the Registrant					X
10.1	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-190695	10.5	09-03-13
10.2	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-190695	10.6	09-03-13
10.3	The Registrant’s 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1	333-190695	10.8	08-16-13
10.4	The Registrant’s 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-190695	10.9	09-03-13
10.5	Executive Incentive Compensation Plan	S-1	333-190695	10.10	08-16-13
10.6	Outside Director Compensation Policy	S-1/A	333-190695	10.11	09-03-13
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Schema Linkbase Document
101.CAL (2)	XBRL Taxonomy Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Labels Linkbase Document
101.PRE (2)	XBRL Taxonomy Presentation Linkbase Document

(1)                   The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Rocket Fuel Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(2)                   In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.