Form 10-K
period 2013-12-31
Rocket Fuel Inc.
filed 2014-02-28
CIK 1477200

Use these links to rapidly review the document
ROCKET FUEL INC. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36071

ROCKET FUEL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0472319 (I.R.S. Employer Identification Number)

1900 Seaport Boulevard, Pacific Shores Center, Redwood City, CA 94063
(Address of principal executive offices and Zip Code)

(650) 595-1300
(Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

           Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐    No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐    No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The registrant's common stock began trading on The NASDAQ Global Select Market on September 20, 2013. Accordingly, the registrant is not able to calculate the aggregate market value of its common stock held by non-affiliates as of June 28, 2013, the last business day of the registrant's most recently completed second quarter. As of December 31, 2013, the aggregate market value of the registrant's common stock held by non-affiliates based on the closing price of such shares on the NASDAQ Global Select Market on such date was $314,708,833. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

           On February 20, 2014, 35,054,189 shares of the registrant's common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, the last day of the fiscal year covered by this Annual Report on Form 10-K.

EMERGING GROWTH COMPANY

           We are an "emerging growth company" as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, the registrant has elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

  •
  our plans to use the proceeds from our initial and follow-on public offerings;

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

        These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.

        You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

        You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits thereto with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I

ITEM 1.    BUSINESS

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

        There are tens of billions of daily trades across all digital advertising exchanges, thousands of times more than the number of daily trades executed by NASDAQ and the NYSE combined. Our Artificial Intelligence, or AI, system autonomously purchases ad spots, or impressions, one at a time, on these exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition. We believe that our customers value our solution, as our revenue retention rates were 168%, 175% and 134% for the twelve months ended December 31, 2013, 2012 and 2011, respectively. We define our "revenue retention rate" with respect to a given twelve-month period as (i) revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period.

        Our solution is designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. For the years ended December 31, 2013 and 2012, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. We have successfully run advertising campaigns for products and brands ranging from consumer products to luxury automobiles to travel and had served well over 180 billion impressions as of December 31, 2013. We provide a differentiated solution that is simple, powerful, scalable and extensible across geographies, industry verticals and the display, mobile, social and video digital advertising channels. Our computational infrastructure supports over 25,000 CPU cores in eight data centers and houses 15 petabytes of data.

        Increasingly, companies are attempting to leverage Big Data and data scientists to make strategic and tactical decisions. At Rocket Fuel, rather than focusing on data analysis by humans, we have built tools to perform analysis and make decisions autonomously. The benefit of a general platform that autonomously adapts and learns while solving multiple problems instead of solving one specific problem at a time is that, with very little manual configuration, our platform simultaneously runs over 1,000 campaigns for advertisers with highly diverse goals.

        Our team of award-winning computer scientists developed and continues to enhance our disruptive technology. Our scientists have backgrounds in AI, Big Data, machine learning, and high-availability and distributed systems, from institutions including Massachusetts Institute of Technology, Stanford University, Indian Institute of Technology and Carnegie Mellon University. Benefiting from our unique combination of technology and industry expertise, we have rapidly grown our business, building a diversified customer base that, as of December 31, 2013, included over 70 of the Advertising Age 100 Leading National Advertisers and over 50 of the Fortune 100 companies.

        As our customers realize the performance of their campaigns on our platform, we often receive feedback that we are a top performer, and consequently, we often receive increased advertising budget allocations that contribute to our revenue growth. For the years ended December 31, 2013, 2012 and 2011, our revenue was $240.6 million, $106.6 million and $44.7 million, respectively, representing a compound annual growth rate, or CAGR, of 126%. For the years ended December 31, 2013, 2012, and 2011, our net loss was $(20.9) million, $(10.3) million and $(4.3) million, respectively. For the years ended December 31, 2013, 2012 and 2011, our adjusted EBITDA was $0.3 million, $(3.0) million and $(3.1) million, respectively. Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles, or GAAP. For a definition of adjusted EBITDA, an explanation of our management's use of this measure and a reconciliation of adjusted EBITDA to our net loss, see "Selected Consolidated Financial Data—Non-GAAP Financial Measures."

Our Industry

        The convergence of several trends is generating demand for technology-driven solutions:

AI is increasingly becoming an accepted and important technology used to solve complex problems.

        Over the last decade, AI has gained prominence in several fields, including aeronautics, securities trading, logistics, space exploration and medical diagnosis, as well as through seminal technology events, such as IBM's Watson winning Jeopardy, NASA's Curiosity landing itself on the surface of Mars, and Google's self-driving cars operating on highways. AI-driven systems can rapidly process enormous amounts of data and execute transactions on a large scale, enabling decision-making capabilities that generally are not otherwise feasible or economical. One of the historical limitations of AI was its need for substantial and costly amounts of computational power. However, the cost of computational power is rapidly decreasing, making AI solutions more practical for mainstream business applications. Just as there is a trend toward using machine-based algorithmic trading on electronic exchanges for high frequency trading in investment securities, an increasing volume of digital advertising is executed using programmatic buying technologies on real-time advertising exchanges. We believe this trend has created a significant opportunity to harness the power of AI to make complex business decisions autonomously.

The proliferation of data is creating new opportunities to optimize business processes.

        The continuing increase in global online activity generates massive amounts of data that can be collected and analyzed to provide valuable insights for business processes, especially given the dramatic drop in computation and storage costs. According to the IDC Digital Universe Study, sponsored by EMC, the global volume of digital information created, replicated and consumed is expected to grow from 2.8 zettabytes in 2012 to 40 zettabytes in 2020, which implies a doubling of data every two years, with 68% of all digital data created and consumed by consumers in 2012.

The Internet is transforming consumer habits, media consumption and advertising spending allocations.

        The Internet has become a primary channel for content creation, consumption, social engagement and commerce. Adults in the United States spend more time online and on mobile devices for non-voice activities than ever before. According to eMarketer, in 2013, they spent on average 280 minutes per day on such activities, up almost 70% from 2010. Historically, advertisers have relied heavily on offline media, such as television, newspapers, magazines and radio, to promote their brands and to sell products and services. With the rapid growth of online activity and the proliferation of Internet-connected devices, advertisers are increasingly using the Internet to reach, influence and creatively engage consumers. As a result, digital advertising spending as a percentage of overall advertising spending has increased substantially in recent years. According to eMarketer, worldwide digital advertising spending is expected to grow from $118 billion in 2013 to $173 billion in 2017, or from 22.7% to 28.0% of total worldwide advertising spending, respectively.

Digital advertising is shifting to market-driven real-time bidding systems.

        In the past, the market for buying and selling digital advertising was relatively simple, with advertisers and publishers transacting directly with one another. As Internet usage increased, the number of publishers with significant advertising inventory increased. However, the vast majority of publishers lacked the scale and capabilities to effectively monetize their inventory. As a result, advertising networks were built to purchase unsold advertising inventory from multiple publishers and then package and sell the inventory to advertisers. In recent years, this trend has resulted in the emergence and rapid growth of real-time advertising exchanges, which have reduced the transactional friction that historically was associated with the buying and selling of digital advertising inventory. Like stock exchanges for buyers and sellers of investment securities, real-time advertising exchanges enable increased liquidity, transparency and efficiency in transactions between advertisers and publishers.

        Real-time bidding, or RTB, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on real-time advertising exchanges. According to IDC, RTB is expanding faster than any other segment of the digital advertising industry, with worldwide RTB sales increasing from approximately $4 billion in 2013 to approximately $21 billion in 2017, representing a 47% CAGR. We believe the following key factors are driving the growth of RTB:

  •
  Programmatic buying.  Programmatic buying enables the automated buying of advertising inventory, typically using predefined and data-driven algorithms. The widespread industry adoption of programmatic buying, which was initially available only for display advertising inventory, has expanded to mobile, social and video inventory, and has accelerated the growth of RTB.

  •
  Abundance of inventory.  Digital advertising inventory has substantially grown in recent years, as consumers continue to migrate online using a multitude of devices to consume an increasing amount of digital content across display, mobile, social and video channels, and as the number of websites and mobile applications continues to increase exponentially.

  •
  Publisher adoption.  For publishers, digital advertising opportunities can be short lived, as users move frequently among different websites and applications. To efficiently monetize these perishable digital advertising opportunities, publishers are seeking solutions that expose their inventory to large pools of potential advertisers who purchase inventory through real-time advertising exchanges. Publishers are making an increasing amount of their digital advertising inventory available through real-time advertising exchanges because doing so enables them to derive higher prices for their inventory due to competitive bidding dynamics. As a result of this trend, digital advertising inventory is becoming increasingly abundant, liquid and purchasable programmatically.

  •
  Precision for advertisers.  Real-time advertising exchanges provide advertisers with access to large pools of inventory on an impression-by-impression basis through competitive market-driven pricing, providing the opportunity to efficiently and effectively achieve their advertising campaign goals.

  •
  Virtuous cycle.  The shift of advertising budgets toward real-time advertising exchanges is creating a virtuous growth cycle. As demand for digital advertising inventory grows, publishers increase the supply of digital advertising inventory, thereby enabling better advertising results. As results improve, demand for additional inventory increases, which then leads to increased incentives for publishers to make additional inventory available through real-time advertising exchanges.

Challenges Faced by Digital Advertisers

        Advertisers that want to conduct digital advertising campaigns face several challenges, including:

  •
  Achieving measurable results.  Increasingly, advertisers seek to measure the results of their campaigns and expect tangible and quantifiable business results, such as increased sales and heightened brand awareness.

  •
  Addressing the rapidly changing and highly-fragmented consumer environment.  Consumers' digital-media habits are evolving, with consumers accessing and consuming content across many different Internet-connected devices, resulting in highly-fragmented audiences, particularly due to the adoption of new digital media platforms, such as mobile applications and social networks. This fragmentation makes it difficult for advertisers to deliver impactful and measureable campaigns to wide audiences. As a result, advertisers are demanding the ability to adjust their advertising spending in real time to reach and influence their prospective consumers.

  •
  Navigating industry complexity.  The rapid growth of the digital advertising industry has created a highly complex environment for advertisers, with multiple channels, technologies and solutions offered by industry participants.

  •
  Leveraging complex data.  Many large advertisers have already made significant investments in data and are struggling with the challenge of how to effectively make use of it. In order to gain valuable and timely insights and harness multiple data sources to effectively manage advertising campaigns, advertisers need sophisticated data-integration tools and a highly complex computing infrastructure, neither of which is typically within their core competencies. Moreover, the sheer volume of data in today's digital world has surpassed the ability of most advertisers to manually test and derive value from that data.

  •
  Operating in real time.  The massive volume and real-time creation of data generally precludes effective human review, analysis, optimization and implementation of advertising campaigns. For example, advertising impressions available on real-time advertising exchanges must be valued and bid upon in approximately 100 milliseconds. In contrast, key decisions relating to the allocation of advertising spending are typically based on human know-how and experience gained from prior advertising campaigns. As a result, conventional providers of solutions for digital advertising are typically slow to make strategic adjustments in their campaigns and are often unable to take full advantage of the abundance of available data.

Our Solution

        Our proprietary AI-driven solution is built on our real-time optimization engine, which leverages Big Data and our computational infrastructure to deliver highly-automated, measurable digital advertising campaigns. We offer an extensible solution that optimizes digital advertising campaigns across geographies, industry verticals, advertiser goals and display, mobile, social and video digital channels.

        We believe our solution is disrupting traditional approaches to digital advertising. The digital advertising campaigns we deliver are designed to be effective and efficient, are easy for us to set up and manage and do not require advertisers to know or guess who their target audiences are, nor the best digital channels through which to reach them. Instead, our AI-driven technology reaches desired consumers globally by programmatically buying advertising inventory available through real-time advertising exchanges. The key benefits of our solution for advertisers include:

  •
  Better results faster.  Our technology considers millions of attributes to determine how to respond to the tens of billions of bid requests for advertising impressions that we receive each day. We bid on billions of these impressions per day in approximately 100 milliseconds per bid request. As our engine learns which attributes best contribute to meeting campaign goals, it adapts as campaigns run to improve performance measured against these goals. This enables us to deliver more rapid optimization and better campaign results than the periodic manual adjustments of traditional solutions.

  •
  Business goal oriented.  Our solution transforms the way campaigns are optimized, learning and adapting in real time, which we refer to as "Advertising that Learns," to achieve advertisers'

    measurable business goals, such as reduced cost per customer acquisition, increased sales and heightened brand awareness.

  •
  Comprehensive solution.  Our solution delivers and optimizes both direct-response campaigns focused on generating specific consumer purchases or responses, as well as brand campaigns geared towards lifting brand metrics. Our solution delivers campaigns across the display, mobile, social and video digital advertising channels and is extensible across a wide range of industry verticals on a global basis.

  •
  Simple and powerful.  We simplify digital advertising campaign management by requiring only a limited number of initial inputs from our advertisers. Our solution then automates advertising campaigns by analyzing petabytes of data to optimize performance in real time, and generates insights, analysis and, in many cases, superior results for advertisers.

  •
  Scalable.  Leveraging the massive amounts of inventory available through real-time advertising exchanges, our solution enables advertisers to efficiently connect with large audiences while it maintains a focus on results-driven optimization.

Our Platform

        The key components of our platform include:

  •
  AI-driven predictive modeling and automated decision-making technologies.  Our predictive modeling technology estimates the probability of a consumer performing an advertiser's desired action. Predictions are derived from campaign-specific modeling across millions of simultaneous attributes, including third-party data, website and content-category information, time-of-day and day-of-week components and geography. Our automated decision-making system translates these predicted consumer response probabilities into a precise monetary value for each advertising impression. Our platform adapts in real time to fluctuations in market prices, advertisement performance, consumer behavior and other market dynamics to bid on inventory and achieve advertisers' campaign goals. As consumers interact with advertisements during an advertising campaign, and as we gather more data during the course of all of our campaigns, our predictive modeling and automated decision-making technologies continually update and refine our algorithms to increase the accuracy of our AI-driven predictions, without requiring human intervention.

  •
  Big Data.  Our real-time optimization engine processes tens of billions of events per day, from which we record and consider data about online activity, including market events, consumer responses to advertisements, bids won and lost, advertising impressions served, consumer interaction with brands and sometimes first-party data supplied by advertisers about their customers. Globally, we maintain several petabytes of data to support our real-time optimization engine, including our AI-driven predictive modeling and automated decision-making technologies, and are able to use data in real time to support bidding decisions on real-time advertising exchanges for over 1,000 campaigns at a time.

  •
  Computational infrastructure.  Our proprietary computational infrastructure, the backbone of our real-time optimization engine, processes and logs tens of billions of events daily, accesses anonymized Internet user data nearly instantaneously and, based in part on such data, uses our AI technology to respond to bid requests from real-time advertising exchanges in approximately 100 milliseconds.

  •
  Bidding adapters.  Bidding adapters enable us to receive bid requests from real-time advertising exchanges, evaluate each request and respond with a bid. The adapters then present our proposed bid and advertisement to the advertising exchange in the format required by the exchange. Bidding adapters allow us to easily expand and adapt our platform across multiple inventory sources, including across different channels, such as display, mobile, social and video.

Our Offerings

        Our offerings serve brand and direct-response advertisers across major digital advertising channels, including display, mobile, social and video, and are designed to solve the key challenges that advertisers face. Given the extensibility and flexibility of our solution, our offerings are able to address the needs of advertisers across industry verticals and geographies.

Brand Booster

        Our Brand Booster offering is focused on the following brand objectives:

  •
  Reach, frequency and engagement.  Traditionally, advertisers have focused on reach, frequency and engagement goals to assess the effectiveness of their advertising campaigns. Our platform can track, measure and optimize these goals through specific consumer actions, such as clicks, advertisement interactions and video completions. Our real-time optimization engine values and bids on billions of individual advertising impressions per day to maximize campaign performance measured against the goals defined by the advertiser.

  •
  Brand equity lift.  One of the more novel capabilities of our Brand Booster offering is our ability to track, measure and optimize brand equity lift objectives. We use online surveys to measure these objectives, such as consumer awareness, recall, message association, purchase consideration, favorability and recommendation intent. Our technology automatically incorporates survey responses to improve campaign performance.

  •
  Offline sales.  In general, the majority of interactions consumers have with a brand occur offline. We are able to connect online activity to offline sales or responses by integrating a variety of industry-specific offline data sources, such as retail purchase activity, coupon usage and grocery store purchase activity. Our technology can measure and optimize campaigns, while they run, to maximize offline impact.

Direct Response Booster

        Our Direct Response Booster offering is focused on the following direct-response objectives:

  •
  Prospecting.  Advertisers have various prospecting objectives, such as number of leads, sign-ups, registrations or sales. As with all of our offerings, our prospecting offering tracks every impression and continuously learns from campaign results to refine our delivery of impressions to the appropriate consumers and achieve each advertiser's direct-response objectives. As our platform optimizes over the course of campaigns, we believe that advertisers experience steady improvement against the prospecting goals defined by the advertiser.

  •
  Retargeting.  As advertisers succeed in bringing consumers to their websites, our retargeting offering uses our real-time optimization engine to help return those same or similar consumers to the advertisers' websites, focusing specifically on the consumers most likely to perform a desired action. Unlike other retargeting solutions that merely display advertisements, regardless of the value of such advertisements, to every consumer that has visited an advertiser's website, this offering focuses on consumers who represent high-value opportunities for re-engagement, aiming to reach them at the best time and in the best context, to achieve the advertiser's goals.

Other Offerings

        Brand Assurance.    Advertiser brand protection is a high priority for us. We have adopted a proactive approach designed to prevent us from serving advertisements on unsafe or inappropriate websites. We have a brand-assurance team that monitors our brand safety efforts, makes policy decisions, offers guidance to advertisers and continuously analyzes and improves our Brand Assurance offering.

        Insights.    We identify the key drivers of an advertising campaign's success and help advertisers improve and optimize future marketing strategies and creative development. Our Insights offering helps advertisers understand what strategies are effective and why, and allows them to better understand the quality, composition and characteristics of the consumers their campaigns reach, including which consumers are most responsive to their messages.

Our Competitive Strengths

        We believe that the following strengths differentiate us from our competitors:

  •
  Disruptive AI-driven technology that delivers exceptional results for advertisers.  Our AI-driven advertising solution learns and adapts in real time with minimal human inputs, which we believe differentiates us from other available solutions. As we deliver more campaigns and gather more data, and as new advertising inventory sources become available, our AI-driven technology continuously refines its predictive modeling and automated decision-making capabilities and rapidly integrates and leverages new information and advertising inventory to continually enhance advertiser results.

  •
  Proprietary computational infrastructure.  We process and analyze massive amounts of data through our real-time optimization engine. Our proprietary computational infrastructure is capable of processing tens of billions of events per day, which allows us to automatically execute and optimize highly complex advertising campaigns and deliver compelling results for our advertisers.

  •
  Scalable, comprehensive solution.  Our solution enables us to run direct response or brand campaigns for advertisers across and within display, mobile, social and video digital advertising channels. We provide offerings that are extensible across industry verticals and geographies, and, by leveraging the massive amounts of inventory available through real-time advertising exchanges, we can provide such offerings on a very large scale. We believe our solution contrasts with the offerings of our competitors, which are primarily focused on singular objectives, channels or industry verticals.

  •
  Premier and diversified customer base.  As of December 31, 2013, we had 1,224 active customers, including many of the world's leading advertisers across a broad range of industry verticals, who have relied on us to manage their display, mobile, social and video advertising across both brand and direct-response objectives. Our diversified customer base includes over 70 of the Advertising Age 100 Leading National Advertisers and over 50 Fortune 100 companies. As of December 31, 2010, 2011, 2012 and 2013, our active customers increased from 151 to 266 to 536 to 1,224, respectively, representing year-over-year increases of 76%, 102% and 128%, respectively.

  •
  Attractive and scalable financial model.  We believe that we benefit from a scalable financial model that has demonstrated high revenue growth. We have reached significant scale since our incorporation in March 2008. Our revenue was $240.6 million in 2013, representing year-over-year growth of 126%. Our net loss was $(20.9) million in the year ended December 31, 2013 and $(10.3) million in 2012. We recorded cumulative adjusted EBITDA of $(8.7) million from 2010 through December 31, 2013, but adjusted EBITDA was $5.3 million in the fourth quarter of 2013. In order to grow rapidly, we have made significant investments in technology and sales and marketing. We believe that these investments will provide us with long-term benefits, as we attract new customers, and driven by the performance of our AI-driven technology, retain and grow spending from existing customers. Our revenue retention rate was 168%, 175% and 134% for the twelve months ended December 31, 2013, 2012 and 2011, respectively. Our technology investments are also intended to improve the automation of our business processes. We believe that these investments will provide strong long-term operating leverage. Adjusted EBITDA is a non-GAAP financial measure. For a definition of adjusted EBITDA, an explanation of our management's use of this measure and a reconciliation of adjusted EBITDA to our net loss, see in "Selected Consolidated Financial Data—Adjusted EBITDA."

  •
  Experienced team.  We believe that the extensive experience and depth of our management team provide us with a distinct competitive advantage. In addition, we benefit from our corporate culture, which we believe has allowed us to attract a highly qualified employee base with substantial experience in the digital advertising and technology industries, including an engineering team that includes employees with PhD and Master's degrees from many top-tier institutions, as well as two winners of the Special Interest Group of Management and Data, or SIGMOD, best paper award and one author of a machine learning top 10 most cited academic publication.

Our Customers

        As of December 31, 2013, we had 1,224 active customers, including many of the world's leading advertisers. We interact with customers primarily through advertising agencies acting on their behalf. We also work with some customers directly.

        During 2013, our customers included over 70 of the Advertising Age 100 Leading National Advertisers and over 50 Fortune 100 companies. We benefit from a diverse advertiser base across industry verticals, such as automotive, cable, computer manufacturing, education, finance and insurance, health care, hospitality and food services, retail and telecommunications.

        For the year ended December 31, 2013, no single customer represented more than 10% of our revenue.

Our Growth Strategies

        We plan to continue improving our AI-driven platform to deliver a highly differentiated and disruptive solution. We believe that we benefit from rapidly growing awareness of our company and our solution, and a large shift in the broader global advertising industry towards digital advertising and real-time advertising exchanges. In order to continue to capitalize on these trends and further grow our business, we plan to pursue the following initiatives:

  •
  Extend our technology leadership.  We expect to continue enhancing our solution through investments in our AI technology, new functionalities and offerings including a self-service platform, our computational infrastructure and Big Data management and analytics.

  •
  Grow awareness and increase advertiser adoption of our solution.  We intend to continue to grow our sales and marketing organization to generate awareness and increase the adoption of our solution among existing and new advertisers.

  •
  Increase our mobile, social and video market share.  We intend to continue investing in our engineering, sales and marketing organizations to expand our capabilities in mobile, social and video advertising. Our technology solution is already extensible across all channels. We believe that these additional investments will allow us to efficiently expand our advertiser base, gain market share and grow revenue from these channels.

  •
  Continue our global expansion.  We currently operate in seven countries, including the United States and Canada in North America; France, Germany, the Netherlands and the United Kingdom in Europe; and in Japan, with a software platform licensee. We intend to continue to expand our international business primarily by growing our sales team in certain countries in which we operate and by establishing a presence in additional countries.

  •
  Pursue strategic acquisitions and investments.  We plan to continue to evaluate opportunities to acquire complementary businesses and technologies that are consistent with our overall growth strategy.

Our Technology

        Since our incorporation, we have made significant investments and will continue to invest in developing our differentiated and proprietary solution, aimed at solving the problems of advertisers in ways that traditional, manual solutions cannot. We are focused on offering a solution that provides measurable results, driven by our real-time optimization engine. We have assembled a team of highly skilled engineers and computer scientists with deep expertise across a broad range of relevant disciplines. Key focus areas of our engineering team include:

  •
  Artificial Intelligence.  We employ AI technology, including predictive modeling and automated decision-making. Our platform has analyzed millions of attributes from our data warehouse, as evidenced by the tens of billions of impressions and bid requests processed daily, to determine the most effective attributes, monitored in real time, to determine expected consumer response and precise impression value.

  •
  Computational infrastructure.  We use a combination of proprietary and open source software to achieve a horizontally scalable, global, distributed and fault-tolerant architecture, with the goal of enabling us to ensure the continuity of our business, regardless of local disruptions. Our computational infrastructure currently processes tens of billions of events per day and is designed in a way that enables us to add significant capacity to our platform as we scale our business without requiring any material design or architecture modifications. Our technology infrastructure is hosted across eight data centers in co-location facilities in California, Germany,

    New Jersey, Nevada, Virginia, Hong Kong and the Netherlands. Our servers are custom designed by our engineering team.

  •
  Big Data.  We have built a multi-tier Big Data management system based on proprietary and open source software to help us maintain a variety of data in many different formats. Our data includes anonymized Internet user profile data that is accessible at very low latencies and used to execute our campaigns. In addition, we maintain a large data warehouse with multi-petabytes of data that we use for algorithm training and reporting.

  •
  User interface.  Based on the latest HTML5 technologies, our user interface provides flexible reporting and interactive visualization of the key drivers of success for each advertising campaign. We use these reporting and visualization products internally to manage campaigns and provide advertisers with campaign insights.

        Our research and development expenses were $17.7 million, $4.9 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our capitalized internal-use software development costs were $6.3 million, $4.7 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Sales, Customer Experience and Marketing

        In North America and Europe, we sell our solution through our global direct sales team, which focuses on advertising agencies and advertisers, as well as on other third parties. Our direct sales team is organized by geography, with regional offices in the United States and offices in Canada and Europe, including France, Germany, the Netherlands and the United Kingdom. Our direct sales teams are further divided into market segments, including agencies, advertisers and other third parties. We assign each advertiser to representatives who manage the advertiser's relationship with us.

        In Japan, we make our solution available through a software platform licensee. When the licensee sells advertising campaigns using our solution, we earn a share of the revenue from such sales.

        We are focused on managing our brand, increasing market awareness and generating new advertiser leads. To do so, we often present at industry conferences, create custom events and invest in public relations. In addition, our marketing team advertises online, in print and in other forms of media, creates case studies, sponsors research, authors whitepapers, publishes marketing collateral, generates blog posts and undertakes customer research studies.

Employees and Culture

        We are proud of our "nerdy, but lovable" company culture, and believe it is one of our fundamental strengths as well as a strategic priority. We are focused on constant technological innovation to improve our solution for advertisers. We encourage creativity and open dialogue to improve on ideas through iteration. Our culture rewards both team and individual creativity and success. We believe we have assembled a talented global team, and, in 2012, we received the Bay Area News Group's 2012 Top Work Places in the Bay Area award.

        As of December 31, 2013, we had approximately 619 full-time employees, consisting of approximately 532 employees in the United States and approximately 87 employees internationally.

Our Competition

        Our industry is highly competitive and fragmented. We compete with large, well-established companies such as Google, Facebook, Yahoo! and digital advertising networks. In addition, we compete against companies that offer demand side and data management platforms that allow advertisers to purchase inventory directly and manage and analyze their own customer data. We also compete with divisions of certain advertising agencies, including agency trading desks, that place digital advertising on behalf of the agencies' clients, and other companies, many of which claim to use advanced technologies to optimize advertising campaigns. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may become subject to additional competition.

        We compete for advertising revenue based on our ability to meet advertiser goals, the effectiveness and relevance of our offerings, pricing structure, ease-of-use, scalability, cross-channel capabilities, customer service, breadth and depth of customer relationships and awareness of our brand. While our industry is evolving rapidly and is becoming increasingly competitive, we believe that our effective, scalable and reliable platform enables us to compete favorably on the factors described above.

Intellectual Property

        The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, trademark and patent laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.

        As of December 31, 2013, we had filed eleven non-provisional patent applications in the United States and three Patent Cooperation Treaty applications. In addition, we maintain a trademark portfolio in the United States and abroad, including trademarks or trademark applications in the European Union, Japan, China, Hong Kong and Singapore.

        Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and our results of operations.

Privacy and Interest-based Advertising

        Much of the acceptance and widespread use of the Internet across the globe is attributable to the ability of Internet users to access valuable content quickly, without friction, and free of charge. The digital media content providers, or publishers, who support the creation and distribution of this content do so largely by selling advertisements on their properties, similar to the business model of television and radio broadcasters. Internet users' online activity generates a vast amount of data, such as advertising viewed and responded to, and advertisers' websites visited, and is valuable to advertisers seeking to reach an optimal audience. Online it is possible to serve advertisements to potential consumers based upon inferred interests. These interests may be inferred in part based on web-browsing history. The use of web browsing history to inform advertising purchase decisions is commonly referred to as "interest-based" or "online behavioral" advertising. Advertisers are willing to make a greater investment in, and pay a higher rate for, digital advertising when this interest-based data can be used to inform decisions about purchasing advertising impressions to reach desired consumers.

        The use of interest-based advertising on the Internet has come under scrutiny by consumer advocacy organizations and regulatory agencies in the U.S. and abroad that focus on online privacy. More specifically, these groups have voiced concern about the use of cookies and other online tools to record an Internet user's browsing history, and the use of that information to deliver advertisements online based on inferred interests of the Internet user. Because we rely upon access to large volumes of data, including web browsing history, primarily through cookies, it is essential that we monitor developments in this area in the U.S. and globally, and that we engage in responsible privacy practices.

        We recognize that privacy is important to consumers and advertisers. We have a Chief Privacy Officer and have dedicated resources to design and oversee our privacy and data protection policies. Our privacy practices are described in our privacy policy, which explains the type of data we collect and use to provide services to advertisers. Our privacy policy can be found on our website at http://rocketfuel.com/privacy-policy. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

        We rely on anonymous data about Internet users. We do not attempt to associate this anonymous data with data that can be used to identify real people, and we take steps to avoid collecting and storing personally identifiable information from any source. The definition of personally identifiable information, or personal data, however, varies by country and is still evolving, and, as a result, our policy not to collect and store personally identifiable information must be assessed in each country in which we do business. Therefore, we have to continually assess our technology platform against an evolving legal landscape. Some European countries, for example, may consider IP addresses to be personal data subject to the same data protection requirements as information traditionally understood to be personal data, such as name, phone number and postal or email address. Our technology platform and data privacy practices have recently been evaluated by an independent third-party certification provider who has certified our platform and practices as compliant with legal data protection quality standards designed to comply with both the German Federal Data Protection Law and the EU directives related to data protection and privacy in force as of March 2013.

        Our solution can deliver interest-based or online behavioral advertising which is advertising that may be delivered based in part on the websites an Internet user has visited through a particular browser, if the publishers of those websites have allowed us to place a cookie associated with their particular website, or webpage. We are members of industry self-regulatory organizations, including the Network Advertising Initiative, or NAI, and the Digital Advertising Alliance, or DAA, and participate in the Self-Regulatory Program for Online Behavioral Advertising coordinated by the DAA and enforced by both the Direct Marketing Association and the Council of Better Business Bureaus. Similarly, in Europe we are signatories to the IAB Europe EU Framework for Online Behavioural Advertising and are members of the European Digital Advertising Alliance, or EDAA. Both the European framework and the U.S. self-regulatory principles for Online Behavioral Advertising require us to provide consumers with notice and choice, including the ability to opt out of interest-based advertising. Our privacy policy offers consumers an easy, one-click opt-out mechanism. In addition to industry self-regulation, our compliance with our privacy policy is also subject to regulation by the United States Federal Trade Commission, which may bring enforcement actions under Section 5 of the Federal Trade Commission Act against unfair and deceptive trade practices, including the violation of privacy policies. Outside of the United States, our privacy practices are subject to regulation by data protection authorities in the countries in which we do business.

ITEM 1A.    RISK FACTORS

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

        On February 5, 2014, we closed a follow-on offering of 5,000,000 shares of our common stock, which included 2,000,000 shares of common stock sold by the Company and 3,000,000 shares of common stock sold by the selling stockholders. This offering is referred to in these risk factors and elsewhere in this Form 10-K as the "Follow-on Offering."

 Risks Related to Our Business and Our Industry

Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

        We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, we may not be able to sustain this rate of growth or even maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining customers and maintaining relationships with advertising agencies; and developing new offerings.

        Our current operational infrastructure may require changes for us to scale our business efficiently and effectively to keep pace with demand for our solution, and achieve long-term profitability. If we fail to implement these changes on a timely basis, or if we are unable to implement them effectively or at all due to factors beyond our control or other reasons, our business may suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future. As a growing company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

  •
  develop and offer a competitive technology platform and offerings that meet our advertising customers' needs as they change;

  •
  build a reputation for a superior solution and create trust and long-term relationships with advertisers and advertising agencies;

  •
  distinguish ourselves from competitors in our industry;

  •
  maintain and expand our relationships with the sources of quality inventory through which we execute our customers' advertising campaigns;

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

If we do not manage our growth effectively, the quality of our solution or our relationships with our customers may suffer, and our operating results may be negatively affected.

        Our business has grown rapidly. We rely heavily on information technology, or IT, systems to manage critical functions such as advertising campaign management and operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solution. If we do not adapt to meet these evolving growth challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.

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

        We incurred net losses of $(20.9) million, $(10.3) million and $(4.3) million, for the years ended 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $(44.5) million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth, primarily due to substantial investments in our business and increasing our headcount by 114% during 2013. We expect our cost of revenue and operating expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by adding sales, marketing and related support employees in existing and new territories, adding engineering employees to support continued investments in our technology platform and offerings, and adding general and administrative employees to support our growth and expansion.

We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results to fall below investors' and analysts' expectations.

        Our quarterly and annual operating results have fluctuated in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to fall below the expectations of investors and securities analysts, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

  •
  the addition or loss of new advertisers and advertising agencies;

  •
  changes in demand and pricing for our solution;

  •
  the seasonal nature of our customers' spending on digital advertising campaigns;

  •
  changes in our pricing policies or the pricing policies of our competitors;

  •
  and the pricing of advertising inventory or of other third-party services;

  •
  the introduction of new technologies, product or service offerings by our competitors;

  •
  changes in our customers' advertising budget allocations, agency affiliations, or marketing strategies;

  •
  changes and uncertainty in the regulatory environment for us or our advertisers;

  •
  changes in the economic prospects of our advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities, or could increase the time or costs required to complete sales with advertisers;

  •
  changes in the availability of advertising inventory through real-time advertising exchanges, or in the cost to reach end consumers through digital advertising;

  •
  changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business; and

  •
  costs related to acquisitions of people, businesses or technologies.

        Based upon all of the factors described above and others that we may not anticipate, including those beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. As a result, our operating results may from time to time fall below our estimates or the expectations of investors and analysts.

If we are unable to attract new advertising customers and sell additional offerings to our existing customers, our revenue growth will be adversely affected.

        To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers (both of which are often represented by advertising agencies), to purchase additional offerings from us. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solution to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our solution tend to increase their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return as frequently as, advertisers who have used our solution for longer periods of time. If we fail to retain or cultivate the spending of our newer, lower-spending advertisers, it will be difficult for us to sustain and grow our revenue from existing advertisers. Even with long-time advertisers, we may reach a point of saturation at which we cannot continue to grow our revenue from those advertisers because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. If we are unable to attract new advertisers or obtain new business from existing advertisers, our revenue growth and our business may be adversely affected.

If the use of "third party cookies" is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, our performance could decline and we could lose advertisers and revenue.

        We use "cookies" (small text files) to gather important data to help deliver our solution. These cookies are placed through an Internet browser on an Internet user's computer and correspond to a data set that we keep on our servers. Our cookies are known as "third party" cookies because we do not have a direct relationship with the Internet user. Our cookies collect anonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertisers' websites. On mobile devices, we may also obtain location based information about the user's device. We use these cookies to help us achieve our advertisers' campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement too frequently, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies to help us decide whether to bid on, and how much to bid on, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser's campaign, and undermine the effectiveness of our solution.

        Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by Internet users, we would be able to set fewer of our cookies in browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to indicate Internet users in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our solution.

        In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user's computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Potential "Do Not Track" standards or government regulation could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns we run, and as a result could degrade our performance for our customers.

        As the use of cookies has received ongoing media attention over the past three years, some government regulators and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing recorded. All the major Internet browsers have implemented some version of a "Do Not Track" setting. Microsoft's Internet Explorer 10 includes a "Do Not Track" setting that is selected "on" by default. However, there is no definition of "tracking," no consensus regarding what message is conveyed by a "Do Not Track" setting and no industry standards regarding how to respond to a "Do Not Track" preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The "Do-Not-Track Online Act of 2013" was introduced in the United States Senate in February 2013. If a "Do Not Track" web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a "Do Not Track" signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.

Our international expansion subjects us to additional costs and risks and may not yield returns, including anticipated revenue growth, in the foreseeable future, and our continued expansion internationally may not be successful.

        Our significant investment in international expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, the Netherlands, France, Italy, Spain and Sweden. We established subsidiaries in Germany and Canada in 2013. In addition, in 2012, we arranged a software platform licensee through which we make our solution available in Japan. We expect to significantly expand our international operations in the future.

        Our international expansion and the integration of international operations present challenges and risks to our business and require significant attention from our management, finance, analytics, operations, sales and engineering teams to support advertising campaigns abroad. For example, as a direct result of our relationship with our Japan licensee, we have undertaken engineering and other work to support campaigns for Japanese advertisers and localize our technology platform for language, currency and time zone, and have made substantial investments to train our Japan licensee's sales team to sell our solution in Japan. Moreover, our Japan licensee is a wholly-owned subsidiary of a large advertising agency holding company, which has other subsidiaries that may offer services that compete with us. As a result, there is a risk that conflicts of interest may arise that could reduce our ability to gain market share in the Japanese market. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, could interfere with our ability to offer our solution competitively to advertisers and advertising agencies in one or more countries and expose us or our employees to fines and penalties. In some cases, our advertisers might impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements might differ significantly from the requirements applicable to our business in the United States and could require engineering and other costly resources to accommodate. Laws and regulations that could impact us include but are not limited to tax laws, employment laws, data privacy regulations, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. We will likely incur significant operating expenses as a result of our international expansion, and it may not be successful. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad, fluctuations in foreign currency exchange rates and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours. These factors could result in declining revenue, or inability to grow our business.

        Competition for our advertisers' advertising budgets is intense. We also expect competition to increase as the barriers to enter our market are low. Increased competition may force us to charge less for our solution, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors include companies that offer demand side and data management platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data, traditional advertising networks and advertising agencies themselves.

        We also rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers we may be unable to compete even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies' own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers.

        We also compete with services offered through large online portals that have significant brand recognition, such as Yahoo!, Google, AOL and MSN. These large portals have substantial proprietary digital advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, and the ability to significantly influence pricing for digital advertising inventory. We also compete for a share of advertisers' total advertising budgets with online search advertising, for which we do not offer a solution, and with traditional advertising media, such as direct mail, television, radio, cable and print. Some of our competitors have also established reputations for specific services, such as retargeting with dynamic creative, for which we do not have an established market presence. Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solution, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

We have been dependent on display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.

        Historically, our customers have predominantly used our solution for display advertising, and the substantial majority of our revenue is derived from advertisers, typically through their agencies, that use our solution for display advertising. We expect that display advertising will continue to be a significant channel used by our customers. Recently, the market for display advertising, excluding mobile, social and video, has been declining as overall display advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our display solution could decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, financial condition and results of operations.

We have historically relied, and expect to continue to rely, on a small number of customers for a significant portion of our revenue. The loss of any of these customers could significantly harm our business, financial condition and results of operations.

        A relatively small number of customers have historically accounted for a majority of our revenue. In 2013, 2012 and 2011, our top 20 customers accounted for 29%, 38% and 39% of our revenue, respectively. However, no customer accounted for 10% or more of our revenue during the respective period. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully attract or retain new or existing customers or if existing customers run fewer advertising campaigns with us, defer or cancel their insertion orders, or terminate their relationship with us altogether, whether through the actions of their agency representatives or otherwise, our business, financial condition and results of operations would be harmed.

We do not have long-term commitments from our advertisers, and we may not be able to retain advertisers or attract new advertisers that provide us with revenue that is comparable to the revenue generated by any advertisers we may lose.

        Most of our advertisers do business with us by placing insertion orders for particular advertising campaigns. If we perform well on a particular campaign, then the advertiser, or most often, the advertising agency representing the advertiser, may place new insertion orders with us for additional advertising campaigns. We rarely have any commitment from an advertiser beyond the campaign governed by a particular insertion order. We use the Interactive Advertising Bureau, or IAB, standard terms and conditions, pursuant to which our insertion orders may also be canceled by advertisers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing advertisers, while continually expanding the number of advertisers for whom we provide services. In addition, it is relatively easy for advertisers and the advertising agencies that represent them to seek an alternative provider for their advertising campaigns because there are no significant switching costs. Agencies, with whom we do the majority of our business, often have relationships with many different providers, each of whom may be running portions of the same advertising campaign. Because we generally do not have long-term contracts, it may be difficult for us to accurately predict future revenue streams. We cannot provide assurance that our current advertisers will continue to use our solution, or that we will be able to replace departing advertisers with new advertisers that provide us with comparable revenue.

If we fail to detect fraud or serve our advertisers' advertisements on undesirable websites, our reputation will suffer, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.

        Our business depends in part on providing our advertisers with a service that they trust, and we have contractual commitments to take reasonable measures to prevent advertisers' advertisements from appearing on undesirable websites or on certain websites that they identify. We use proprietary technology to detect click fraud and block inventory that we know or suspect to be fraudulent, including "tool bar" inventory, which is inventory that appears within an application, often called a "tool bar," and that overlays a website and displaces any advertising that would otherwise be displayed on such website. We also use third-party services in an effort to prevent our advertisers' advertisements from appearing on undesirable websites. Preventing and combating fraud requires constant vigilance, and we may not always be successful in our efforts to do so. We may serve advertising on inventory that is objectionable to our advertisers, and we may lose the trust of our advertisers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations. We may also purchase inventory inadvertently that proves to be unacceptable for advertising campaigns, in which case we are responsible for the cost and cannot bill that cost to any campaign. If we buy substantial volumes of unusable inventory, this could negatively impact our results of operations.

If our access to quality advertising inventory is diminished or if we fail to acquire new advertising inventory, our revenue could decline and our growth could be impeded.

        We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges, including real time advertising exchanges, such as Google's DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory; and social media platforms, such as the Facebook Exchange, known as FBX.

        The amount, quality and cost of inventory available to us can change at any time. Our suppliers are generally not bound by long-term contracts. As a result, we cannot provide any assurance that we will have access to a consistent supply of quality inventory. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges continues to increase, which could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.

        Suppliers control the bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including restrictions that prohibit the placement of advertisements on behalf of certain advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that we select and may not be able to replace inventory that is no longer made available to us.

        If we are unable to maintain a consistent supply of quality inventory for any reason, our business, advertiser retention and loyalty, financial condition and results of operations would be harmed.

Currently, our social media offering is entirely dependent on access to Facebook's inventory through FBX. If our access to quality inventory in social media is diminished or if we fail to acquire new advertising inventory in social media, our growth could be impeded and our revenue could decline.

        Our social media offering is currently limited to Facebook's FBX platform, which was launched in the second half of 2012. Therefore, we currently define our social channel as advertising delivered through FBX. We have an agreement with Facebook allowing us to integrate directly with FBX to bid on advertising inventory on a real-time basis. We integrated with FBX in the fourth quarter of 2012. As a result, our ability to grow our revenue in the social channel is closely tied to the availability of inventory on FBX. If we are unable to compete favorably for advertising inventory on FBX, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers' specific goals with respect to social media. In addition, advertisers may prefer to work with companies that provide advertising on social media platforms other than FBX or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on the FBX platform, integrate with social media platforms that may become available in the future or find alternative sources of quality social media inventory, our business could be harmed.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.

        Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution were unable to work on these devices or operating systems, either because of technological constraints or because an operating system or app developer, device maker or carrier wished to impair our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed.

We may invest in or acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

        As part of our business strategy, we may make investments in or acquisitions of complementary companies, products or technologies. These activities involve significant risks to our business. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, they may not ultimately strengthen our competitive position. Any acquisitions we complete could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the price of our common stock. In addition, if we are unsuccessful at integrating employees or technologies acquired, our financial condition and results of operations, including revenue growth, could be adversely affected. Any acquisition and subsequent integration will require significant time and resources. We have not made any acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to successfully evaluate and use the acquired technology or employees, or otherwise manage the acquisition and integration processes successfully. We will be required to pay cash, incur debt and/or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the value of our common stock. Our use of cash to pay for acquisitions would limit other potential uses of our cash, including investments in our sales and marketing and product development organizations, and in infrastructure to support scalability. The issuance or sale of equity or convertible debt securities to finance any such acquisitions would result in dilution to our stockholders and could negatively impact earnings per share. If we incur debt, it would result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.

        Anticipated and unanticipated charges to earnings resulting from acquisitions may adversely affect our results of operations. Under business combination accounting standards we recognize the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values and separately from goodwill. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, a number of factors could result in material charges, which could adversely affect our financial condition, results of operations and cash flows, including but not limited to costs incurred to integrate employees such as employee retention, redeployment or relocation expenses; amortization, impairment or reduction in the useful lives of intangible assets; amortization or impairment of goodwill; costs to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated; and charges to our operating results due to the expensing of certain stock awards assumed in an acquisition. Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred.

        Additional risks related to investments and acquisitions include but are not limited to the following:

  •
  The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

  •
  Unfavorable revenue recognition or other accounting or tax treatment as a result of an acquired company's practices;

  •
  The need to integrate an acquired company's accounting, management information, human resource and other administrative systems to permit effective management and timely reporting;

  •
  The possibility of higher than anticipated costs in continuing support and development of acquired products, in general and administrative functions that support new business models, or in compliance with associated regulations that are more complicated than we had anticipated;

  •
  Cultural challenges associated with integrating employees from an acquired company or business into our organization;

  •
  Retaining key employees and maintaining the key business and customer relationships of the businesses we acquire;

  •
  The possibility that the combined company would not achieve the expected benefits, including any anticipated operating and product synergies, of the acquisition as quickly as anticipated if at all;

  •
  The possibility that we will not discover important facts during due diligence for an acquisition that could have a material adverse impact on the value of the businesses we acquire and subject us to unexpected claims and liabilities, regulatory exposure and/or other expenses;

  •
  Litigation or other claims in connection with, or inheritance of claims or litigation risks as a result of, an acquisition, including claims from terminated employees, customers or other third parties;

  •
  Significant accounting charges resulting from the completion and integration of a sizable acquisition and increased capital expenditures;

  •
  Significant acquisition-related accounting adjustments that may cause reported revenue and profits of the combined company to be lower than the sum of their stand-alone revenue and profits;

  •
  The possibility that the costs of, or operational difficulties arising from, an acquisition would be greater than anticipated;

  •
  To the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries; and

  •
  The possibility that a change of control of a company we acquire triggers a termination of contractual or intellectual property rights important to the operation of its business.

        Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Our sales and marketing efforts require significant investment, which may not yield returns in the foreseeable future, if at all.

        We have invested significant resources in our sales and marketing teams to educate potential and prospective advertisers and advertising agencies about the value of our solution. Real-time bidding through real-time advertising exchanges is still a small part of the overall display, mobile, social and video digital advertising markets. We often spend substantial time and resources explaining how our solution can optimize advertising campaigns in real time, and responding to requests for proposals from potential advertisers and their advertising agencies, including developing material specific to the needs of such potential advertisers. Our business depends in part upon advertisers' confidence, and the confidence of the advertising agencies that represent those advertisers, that our use of real-time advertising exchanges to purchase inventory is superior to other methods of purchasing digital advertising. We may not be successful in attracting new advertisers despite our investment in our business development, sales and marketing organizations.

If we do not effectively grow and train our sales team, we may be unable to add new customers or increase sales to our existing customers, and our business would be adversely affected.

        We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Our current sales team is primarily trained and experienced in selling to advertising agencies, which often control an advertiser's budget. If more of our business shifts to direct relationships with brand advertisers, we may not have an adequately trained sales team to support that shift and to sell products effectively to those advertisers. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business would be adversely affected.

Our growth depends, in part, on the success of our strategic relationships with third parties, including ready access to hardware in key locations to facilitate the delivery of our solution and reliable management of Internet traffic.

        We anticipate that we will continue to depend on various third-party relationships in order to grow our business. We continue to pursue additional relationships with third parties, such as technology and content providers, real-time advertising exchanges, market research companies, co-location facilities and other strategic partners. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party data and services. Our agreements with channel partners and providers of technology, computer hardware, co-location facilities, content and consulting services and real-time advertising exchanges are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services over ours or to otherwise prevent or reduce purchases of our solution. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.

        In particular, our continued growth depends on our ability to source computer hardware, including servers built to our specifications, and the ability to locate those servers and related hardware in co-location facilities in the most desirable locations to facilitate the timely delivery of our services. Disruptions in the services provided at co-location facilities that we rely upon can degrade the level of services that we can provide, which could harm our business. We also rely on our integration with many third-party technology providers to execute our business on a daily basis. We must efficiently direct a large amount of network traffic to and from our servers to consider tens of billions of bid requests per day, and each bid typically must take place in approximately 100 milliseconds. We rely on a third-party domain name service, or DNS, to direct traffic to our closest data center for efficient processing. If our DNS provider experiences disruptions or performance problems, this could result in inefficient balancing of traffic across our servers as well as impairing or preventing web browser connectivity to our site, which could harm our business.

Our solution relies on third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solution.

        Our platform, including our computational infrastructure, relies on software licensed to us by third-party authors under "open source" licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with less development effort and time and ultimately put us at a competitive disadvantage.

        Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. Moreover, we cannot guarantee that our processes for controlling our use of open source software will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating our platform on terms that are not economically feasible, to re-engineer our platform or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Failure to comply with industry self-regulation could harm our brand, reputation and business.

        We have committed to complying with the Network Advertising Initiative's Code of Conduct and the Digital Advertising Alliance's Self-Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self-regulatory principles in Europe adopted by the Interactive Advertising Bureau—Europe and the European Digital Advertising Alliance. Our efforts to comply with these principles include offering Internet users notice and transparency when advertising is served to them based, in part, on web browsing data recorded by cookies. We also offer Internet users the ability to opt out of receiving interest-based advertisements based on a cookie we place. However, we have made mistakes in our implementation of these guidelines in the past, and if we make mistakes in the future, or our opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we could be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us could be costly and time consuming, require us to change our business practices, cause us to divert management's attention and our resources and be damaging to our reputation and our business.

If we fail to maintain adequate security and supporting infrastructure as we scale our systems, we may experience outages and disruptions of our services which could harm our brand and reputation and negatively impact our revenue and results of operations.

        As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage and database technologies. Creating the appropriate support for our technology platform, including Big Data and our computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks, which, in turn, could diminish the quality of our services and our performance for advertisers. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and our data or our advertisers' data. In addition, we are vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platform. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third party partners and vendors' technology. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.

Errors or failures in our software and systems could adversely affect our operating results and growth prospects.

        We depend upon the sustained and uninterrupted performance of our technology platform to operate over 1,000 campaigns at any given time; manage our inventory supply; bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers' measurements leading to a lack in confidence with us or, on occasion, the need for advertiser "make-goods," the standard credits given to advertisers for campaigns that have not been delivered properly. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our financial position, results of operations and growth prospects.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

        We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

Our future success depends on the continuing efforts of our key employees, including our three founders, and on our ability to hire, train, motivate and retain additional employees, including key employees.

        Our future success depends heavily upon the continuing services of our key employees, including our three founders, George John, our Chief Executive Officer; Richard Frankel, our President; and Abhinav Gupta, our Vice President, Engineering, and on our ability to attract and retain members of our management team and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals. The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is based in Redwood City, California, and we face significant competition for talent from large technology companies such as Google, Facebook, LinkedIn, Twitter and Yahoo!. These companies may provide more generous benefits, more diverse opportunities and better chances for career advancement than we do. Some of these advantages may be more appealing to high-quality candidates than those we have to offer. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time.

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

        Even if we are successful in hiring qualified new employees, we may be subject to allegations that we have improperly solicited such employees while they remained employed by our competitors, that such employees have improperly solicited other colleagues of theirs employed by the same competitors or that such employees have divulged proprietary or other confidential information to us in violation of their agreements with such competitors. If we are unable to attract, integrate and retain suitably qualified individuals, our business, financial position and results of operations would be harmed.

Our corporate culture has contributed to our success. If we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business could be harmed.

        We are undergoing rapid growth. We had approximately 619 employees (532 in the United States and 87 employees overseas), compared with approximately 289 employees (254 and 35 employees, respectively), as of December 31, 2013 and 2012, respectively. We intend to further expand our overall headcount and operations both domestically and internationally, and we cannot provide assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

Our historical revenue growth has masked seasonal fluctuations in advertising activity. As growth declines or seasonal patterns become more pronounced, seasonality could have a material impact on our cash flows and operating results.

        Our revenue, cash flow from operations, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our advertisers' spending on digital advertising campaigns. For example, advertisers tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Our historical revenue growth has masked the impact of seasonality, but if our growth rate declines or seasonal spending becomes more pronounced, seasonality could have a material impact on our revenue, cash flow, operating results and other key operating and performance metrics from period to period.

We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.

        We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency's aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.

Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses that negatively impact our financial results.

        We currently have foreign sales denominated in British pounds, euros, Japanese yen and Canadian dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds, euros, Canadian dollars and Hong Kong dollars. We expect international sales to become an increasingly important part of our business. Any fluctuation in the exchange rates of these foreign currencies could negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which could have a material adverse effect on our business.

        Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering legislation related to online advertising and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers and publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online, and could reduce the demand for our solution or otherwise harm our business, financial condition and results of operations. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past and could cause us in the future, to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable information about consumers, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

Our proprietary rights may be difficult to enforce. This could enable others to copy or use aspects of our solution without compensating us, which could erode our competitive advantages and harm our business.

        Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business could be adversely affected. We rely on trademark, copyright, trade secret and patent laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and while we have a small number of pending patent applications, valid patents may not be issued from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.

        Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and advertisers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that any steps taken by us will prevent misappropriation of our technology and proprietary information. Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. From time to time, legal action by us may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, financial condition and results of operations. If we are unable to protect our proprietary rights (including aspects of our technology platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

        Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us or against our advertisers for which we may be liable or have an indemnification obligation. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business.

        Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant's patents or copyrights, royalties or other fees. Any of these events could seriously harm our business financial condition and results of operations.

Legal claims against us resulting from the actions of our advertisers could damage our reputation and be costly to defend.

        We receive representations from advertisers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our advertisers that they maintain adequate privacy policies that allow us to place pixels on their websites and collect data from users that visit those websites to aid in delivering our solution. However, we do not independently verify whether we are permitted to deliver advertising to our advertisers' Internet users or that the content of the advertisements we deliver is legally permitted. If any of our advertisers' representations are untrue and our advertisers do not abide by foreign, federal, state or local laws or regulations governing their content or privacy practices, we could become subject to legal claims against us, we could be exposed to potential liability (for which we may or may not be indemnified by our customers), and our reputation could be damaged.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

        Our agreements with advertisers, advertising agencies, and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services, or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments would harm our business, financial condition and results of operations.

We have identified material weaknesses in our internal controls in the past, and if we do not continue to develop effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business could suffer as a result.

        When we are no longer an "emerging growth company," as defined in the JOBS Act, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. We will need to disclose any material weaknesses (as defined by SEC rules) in our internal controls over financial reporting that are identified by our management, as well as provide a statement that our independent registered public accounting firm has issued an opinion on our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until our first annual report filed with the SEC following the later of (i) the date we are deemed to be an "accelerated filer" or a "large accelerated filer," each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or (ii) the date we are no longer an emerging growth company.

        In connection with the audit of our financial statements for the year ended December 31, 2010, we identified certain material weaknesses in our internal controls resulting from a lack of qualified personnel within our accounting function that possessed an appropriate level of expertise to perform certain functions. We have since remediated these material weaknesses. We are continuing to develop our internal controls, processes and reporting systems to comply with these requirements, by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget and undertake multi-year financial planning and analyses. This process has been and will be time-consuming, costly and complicated. We may not be successful in implementing these systems or in developing other internal controls, which could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. For example, in connection with filing a registration statement for our initial public offering, errors were identified in the unaudited consolidated statement of cash flows for the six months ended June 30, 2012. We have since corrected these errors and concluded that such corrections were immaterial. However, if we identify additional errors that result in material weaknesses in our internal controls over financial reporting and we do not detect errors on a timely basis, and our financial statements could be materially misstated. If we identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of any such failures, we could also become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, and become subject to lawsuits by stockholders, which could harm our reputation and financial condition or divert financial and management resources from our core business.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

        Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. Economic downturns or instability in political or market conditions may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the budget crisis in the United States may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, This could expose us to increased credit risk on advertiser orders, which, in turn, could negatively impact our business, financial condition and results of operations. In addition, concerns over the sovereign debt situation in certain countries in the EU as well as continued geopolitical turmoil in many parts of the world have, and may continue to, put pressure on global economic conditions, which could lead to reduced spending on advertising.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of investors and securities analysts, which could result in a decline in our stock price.

        The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances (as described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. If, as a result, our operating results fall below the expectations of investors and securities analysts, our stock price could decline. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, allowance for doubtful accounts, accounting for internal use software and income taxes.

Our loan agreement contains operating and financial covenants that restrict our business and financing activities.

        Borrowings under our loan agreement with certain lenders and Comerica Bank, or Comerica, as agent for the lenders, are secured by substantially all of our assets, including our intellectual property. Our loan agreement also restricts our ability to, among other things:

  •
  dispose of or sell our assets;

  •
  make material changes in our business or management;

  •
  consolidate or merge with other entities;

  •
  incur additional indebtedness;

  •
  create liens on our assets;

  •
  pay dividends;

  •
  make investments;

  •
  enter into transactions with affiliates; and

  •
  pay off or redeem subordinated indebtedness.

        These restrictions are subject to certain exceptions. In addition, our loan agreement requires us to comply with a minimum EBITDA covenant and maintain a minimum liquidity ratio.

        The operating and financial restrictions and covenants in the loan agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. We have failed to comply with similar covenants in the past. For example, as of December 31, 2012 and September 30, 2013, we were not in compliance with certain financial and non-financial covenants in prior secured loan and security agreements, including a covenant related to permitted indebtedness for a corporate credit card account balance. Although we have been able to obtain a waiver for each such covenant violation in the past, there is no guarantee that our lender will waive such violations in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our loan agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.

        If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. This could materially and adversely affect our liquidity and financial condition and our ability to operate and continue our business as a going concern.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.

        We may be limited in the portion of net operating loss carry-forwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2013, we had U.S. federal net operating loss carry-forwards, or NOLs, of $43.9 million and state NOLs of $18.4 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs. As a result of the ownership change, we estimate that the utilization of U.S. federal NOLs of $11.7 million and state NOLs of $10.5 million are subject to annual limitations under Section 382. In addition, future changes in our stock ownership could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.

The forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

        Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this Annual Report on Form 10-K relating to the expected growth in the digital advertising and real-time buying markets may prove to be inaccurate. For more information regarding the forecasts of market growth included in this Annual Report on Form 10-K, see the "Business" section entitled "—Overview" and "—Our Market Opportunity".

We have broad discretion in the use of net proceeds that we received in the Follow-on Offering, and if we do not use those proceeds effectively, your investment could be harmed.

        Our management will have broad discretion over the specific use of the net proceeds that we received in the Follow-on Offering and might not be able to obtain a significant return, if any, on investment of these net proceeds. Stockholders will need to rely upon the judgment of our management with respect to the use of proceeds. If we do not invest and use the net proceeds that we received in the Follow-on Offering and our initial public offering effectively, our business, financial condition and results of operations could be harmed.

Our liquidity could be adversely impacted by adverse conditions in the financial markets.

        As of December 31, 2013, we had $113.9 million in cash and cash equivalents. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. Portions of the proceeds from our initial public offering are invested in our operating accounts with third party financial institutions in amounts that exceed FDIC insurance limits.

Our business is subject to the risk of earthquakes, fire, power outages, floods and other catastrophic events, and to other interruptions due to natural or human causes.

        We maintain servers at co-location facilities in California, New Jersey, Nevada, Virginia, Germany, the Netherlands and Hong Kong that we use to deliver advertising campaigns for our advertisers, and expect to add other data centers at co-location facilities in the future. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, fires, floods, nuclear disasters, war, acts of terrorism, vandalism or other criminal activities, infectious disease outbreaks and power outages, any of which could render it difficult or impossible for us to operate our business for some period of time. For example, in October 2012, Hurricane Sandy caused our former data center in New York to cease operations because of storm damage, which caused us to divert online traffic to other facilities. Our corporate headquarters and the co-location facility where we maintain data used in our business operations are both located in the San Francisco Bay Area, a region known for seismic activity. If we were to lose the data stored in our California co-location facility, it could take several weeks, if not months, to recreate this data from multiple sources, which could result in significant negative impact on our business operations, and potential damage to our advertiser and advertising agency relationships. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations, and harm our reputation. In addition, we may not carry sufficient business interruption insurance to compensate for the losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Securities Markets and Ownership of Our Common Stock

The price of our common stock has been volatile and the value of your investment could decline.

        Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013, our common stock has ranged in price from $37.81 to $71.89. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

  •
  announcements of financial results, new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us, our competitors or others in our industry sector;

  •
  price and volume fluctuations in the overall U.S. and foreign stock markets from time to time;

  •
  significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

  •
  fluctuations in the trading volume of our shares or the size of our public float;

  •
  actual or anticipated changes or fluctuations in our results of operations;

  •
  whether our results of operations meet the expectations of investors or securities analysts;

  •
  actual or anticipated changes in the expectations of investors or securities analysts;

  •
  litigation involving us, our industry, or both;

  •
  regulatory developments in the United States, foreign countries, or both;

  •
  general economic conditions and trends;

  •
  major catastrophic events;

  •
  lockup releases and subsequent sales of large blocks of our common stock;

  •
  departures of key employees; or

  •
  an adverse impact on the company from any of the other risks cited herein.

        In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price continues to be volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business. This could have a material adverse effect on our business, financial condition and results of operations.

Sales of substantial amounts of our common stock in the public markets, including when the "lock-up" or "market standoff" period ends, or the perception that sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

        Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Based on the total number of outstanding shares of our common stock as of December 31, 2013, and assuming the issuance of 233,048 shares of common stock up the exercise of vested stock options held by certain selling stockholders, upon completion of the Follow-on Offering, there were 35,059,040 shares of common stock outstanding. All of the shares of common stock sold in the Follow-on Offering will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our "affiliates" as defined in Rule 144 under the Securities Act.

        Subject to certain exceptions, we and all of our directors and officers and substantially all of our stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the representatives of the underwriters for a period of 180 days from the date of our initial public offering. In addition, the shares of common stock purchased by The Private Equity Group of J.P. Morgan Investment Management Inc., on behalf of an advised client account, are subject to lock-up restrictions and may not be sold for a period of 180 days from the date of the initial public offering.

        Subject to certain exceptions, we and the selling stockholders in the Follow-on Offering have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of the representatives of the underwriters for a period of 90 days from the date of the Follow-on Offering.

        When the applicable lock-up periods expire, we and our locked-up security holders will be able to sell shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period, as they did following our fourth quarter and fiscal 2013 earnings announcement in February 2014. The underwriters released the initial public offering lock-up with respect to 10% of employees' vested holdings as of February 25, 2014 (excluding employees who sold shares in the Follow-on Offering). Sales of a substantial number of such shares upon expiration of the lock-up, or the perception that such sales may occur, or another early release of the lock-up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

        Based on shares outstanding as of December 31, 2013, holders of up to approximately 22,725,962 shares, or approximately 65%, of our common stock after the Follow-on Offering, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

        Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 57% of the outstanding shares of our common stock after the Follow-on Offering, based on the number of shares outstanding as of December 31, 2013. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The requirements of being a public company may strain our resources, divert our management's attention and affect our ability to attract and retain qualified board members.

        As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        For so long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an emerging growth company, which could be as long as five years following the completion of our IPO. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

        In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to "opt out" of the extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

        We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders' equity and have not generated income through 2013. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

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

  •
  the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and

  •
  advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

        In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We maintain our principal office, totaling approximately 140,000 square feet, in Redwood City, California, under a lease that expires in 2019. We maintain additional leased spaces in several locations, including Chicago, El Segundo (Los Angeles), New York and San Francisco, domestically, as well as Hamburg and London, in Europe. We maintain sales offices in other locations globally. We intend to add additional facilities as we grow in order to accommodate the expansion of our operations in North America, Europe and elsewhere. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, we will be able to secure additional space to accommodate any such expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently a party to any legal proceedings, litigation, or claims that could materially affect our business, results of operations, cash flows, or financial position. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

        Our common stock has been listed on the NASDAQ Global Select Market under the symbol "FUEL" since September 20, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2013
Third Quarter (from September 20, 2013)	$64.23	$50.90
Fourth Quarter	$68.56	$37.81

        On February 20, 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $52.77 per share.

Holders of Record

        As of December 31, 2013, we had 185 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, our loan agreement contains restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Recent Sale of Unregistered Securities

        None.

Use of Proceeds

        On September 25, 2013, we closed our initial public offering of 4,600,000 shares of our common stock, which included 600,000 shares of common stock sold by the selling stockholders upon the full exercise of the underwriters' overallotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190695), which was declared effective by the SEC on September 19, 2013. Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., BMO Capital Markets Corp., LUMA Securities LLC, Needham & Company, LLC, Oppenheimer & Co. Inc. and Piper Jaffray & Co. acted as the underwriters for the offering. The public offering price of the shares sold in the offering was $29.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us were $116.0 million. After deducting underwriting discounts and commissions of $8.1 million and offering expenses payable by us of $4.6 million, we received approximately $103.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 20, 2013 pursuant to Rule 424(b) of the Securities Act.

Stock Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

        The following graph shows a comparison from September 20, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2013 of the cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on September 20, 2013 in our common stock, the S&P 500 Index and the NASDAQ Composite, and the data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        The consolidated statements of operations data for each of the years ended December 31, 2013, 2012, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$240,605	$106,589	$44,652	$16,527
Cost of revenue(1)	125,520	60,011	27,300	10,875

Gross profit	115,085	46,578	17,352	5,652

Operating expenses:
Research and development(1)	17,714	4,876	1,545	1,039
Sales and marketing(1)	83,345	41,069	17,256	6,071
General and administrative(1)	28,708	8,403	2,336	1,521

Total operating expenses	129,767	54,348	21,137	8,631

Loss from operations	(14,682)	(7,770)	(3,785)	(2,979)

Other expense, net:
Interest expense	(917)	(316)	(250)	(166)
Other income (expense)—net	(308)	135	33	9
Change in fair value of convertible preferred stock warrant liability	(4,740)	(2,308)	(295)	(106)

Other expense, net	(5,965)	(2,489)	(512)	(263)

Loss before income taxes	(20,647)	(10,259)	(4,297)	(3,242)
Provision for income taxes	(285)	(84)	(28)	—

Net loss	$(20,932)	$(10,343)	$(4,325)	$(3,242)

Basic and diluted net loss per share attributable to common stockholders(2)	$(1.38)	$(1.29)	$(0.57)	$(0.48)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	15,177	8,024	7,600	6,794

(1)
Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$471	$37	$7	$—
Research and development	2,308	734	8	13
Sales and marketing	4,482	1,100	66	20
General and administrative	3,581	1,450	83	8

	$10,842	$3,321	$164	$41

(2)
See Note 10 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Other Financial Data:
Revenue less media costs(1)	$136,968	$55,920	$22,003	$7,209
Adjusted EBITDA(2)	$319	$(2,981)	$(3,125)	$(2,869)

(1)
Revenue less media costs is a financial measure not presented in accordance with generally accepted accounting principles, or GAAP. We define revenue less media costs as GAAP revenue less media costs consisting of costs for advertising impressions we purchase from real-time advertising exchanges or other third parties. Please see "—Non-GAAP Financial Measures—Revenue less media costs" for more information as to the limitations of using non-GAAP measures and for the reconciliation of revenue less media costs to revenue, the most directly comparable financial measure calculated in accordance with GAAP.

(2)
Adjusted EBITDA is a non-GAAP financial measure. We define adjusted EBITDA as net loss before income tax (expense) benefit, interest expense, net, depreciation and amortization (excluding amortization of internal-use software), and stock-based compensation expense and change in fair value of convertible preferred stock warrant liability. Please see "—Non-GAAP Financial Measures—Adjusted EBITDA" for more information as to the limitations of using non-GAAP measures and for the reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

	As of December 31,
	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$113,873	$14,896	$5,071	$8,523
Property, equipment and software, net	25,794	10,939	4,941	2,212
Working capital	140,850	37,935	12,962	11,192
Total assets	237,508	75,189	27,158	17,839
Debt obligations, current and non-current	26,811	6,966	4,379	2,736
Total stockholders' equity	143,167	40,863	13,388	10,982

Non-GAAP Financial Measures

Revenue Less Media Costs

        Revenue less media costs is a non-GAAP financial measure defined as GAAP revenue less media costs consisting of costs for advertising impressions we purchase from real-time advertising exchanges or through other third parties. We present revenue less media costs as a metric used by us for evaluation and decision-making purposes. A limitation of revenue less media costs is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Management compensates for these limitations by also relying on the comparable GAAP financial measures of revenue, cost of revenue and total operating expenses. The following table presents a reconciliation of revenue less media costs to revenue for each of the periods indicated:

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Revenue	$240,605	$106,589	$44,652	$16,527
Less: Media costs	103,637	50,669	22,649	9,318

Revenue less media costs	$136,968	$55,920	$22,003	$7,209

Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have presented adjusted EBITDA, a non-GAAP financial measure. We have provided below a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

        We have presented adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers and other employees. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

        Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

  •
  although depreciation and amortization of property and equipment (excluding amortization of internal-use software) are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

  •
  adjusted EBITDA does not reflect: (i) changes in, or cash requirements for, our working capital needs; (ii) the potentially dilutive impact of equity-based compensation; or (iii) tax payments that may represent a reduction in cash available to us; and

  •
  other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

        Because of these and other limitations, you should consider adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income or loss, and our other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Net loss	$(20,932)	$(10,343)	$(4,325)	$(3,242)
Adjustments:
Interest expense, net	917	316	250	158
Income tax expense	285	84	28	—
Depreciation and amortization expense (excluding amortization of internal-use software)	4,467	1,333	463	68
Stock-based compensation expense	10,842	3,321	164	41
Change in fair value of convertible preferred stock warrant liability	4,740	2,308	295	106

Total adjustments	21,251	7,362	1,200	373

Adjusted EBITDA	$319	$(2,981)	$(3,125)	$(2,869)

Adjusted Net Loss

        Adjusted net loss and adjusted diluted net loss per share are non-GAAP financial measures that are useful to us and investors because they present an additional measurement of our financial performance, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the impact of certain non-cash expenses (e.g. stock-based compensation). We believe that investors and analysts use adjusted net income (loss) and adjusted diluted net income (loss) per share as supplemental measures to evaluate the overall operating performance of companies in our industry.

        A limitation of adjusted net income (loss) is that our measurement of it may be unique to the Company and may not enhance the comparability of the Company's results to other companies in the same industry that define adjusted net income (loss) differently. This measure may also exclude expenses that may have a material impact on the Company's reported financial results. Our management compensates for these limitations by also considering the comparable GAAP financial measure of net income (loss).

	Years Ended December 31,
	2013	2012	2011	2010
	(in thousands, except per share data)
Net loss	$(20,932)	$(10,343)	$(4,325)	$(3,242)
Adjustments:
Stock-based compensation expense	10,842	3,321	164	41
Change in fair value of convertible preferred stock warrant liability	4,740	2,308	295	106
Tax impact of the above items	—	—	—	—

Adjusted net loss	$(5,350)	$(4,714)	$(3,866)	$(3,095)

Adjusted diluted net loss per share	$(0.35)	$(0.59)	$(0.51)	$(0.46)

Weighted average shares used in computing adjusted diluted net loss per share	15,177	8,024	7,600	6,794

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors" and "Special Note Regarding Forward-Looking Statements."

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

        There are tens of billions of daily trades across all digital advertising exchanges, thousands of times more than the number of daily trades executed by NASDAQ and the NYSE combined. Our Artificial Intelligence, or AI, system autonomously purchases ad spots, or impressions, one at a time, on these exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition. We believe that our customers value our solution, as our revenue retention rate was 168%, 175% and 134% for the twelve months ended December 31, 2013, 2012 and 2011, respectively. We define our "revenue retention rate" with respect to a given twelve-month period as (i) revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period.

        Benefiting from our unique combination of technology and industry expertise, we have rapidly grown our business, building a diversified customer base that, as of December 31, 2013, included over 70 of the Advertising Age 100 Leading National Advertisers and over 50 of the Fortune 100 companies.

        Our solution is designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. For the years ended December 31, 2013 and 2012, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. We have successfully run advertising campaigns for products and brands ranging from consumer products to luxury automobiles to travel and had served well over 180 billion impressions as of December 31, 2013. We provide a differentiated solution that is simple, powerful, scalable and extensible across geographies, industry verticals and advertising channels. Our computational infrastructure supports over 25,000 CPU cores in eight data centers and houses 15 petabytes of data.

        We generate revenue by delivering digital advertisements to consumers through our platform across display, mobile, social and video channels. Historically, our revenue has predominantly come from display advertising because display advertising inventory was the first to be made available for programmatic buying through real-time advertising exchanges. The digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising, accelerating the amount of digital advertising inventory available through real-time advertising exchanges. We offer a single solution for advertisers across all of these channels to compete for a larger share of advertisers'

budgets. While a majority of our revenue currently comes from display advertising, we are focused on offering advertisers a comprehensive solution that addresses the display, mobile, social and video channels.

        Our contracts typically have a term of less than one year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under "Nature of Business and Summary of Significant Accounting Policies."

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

        Since our incorporation in March 2008, we have achieved significant growth as we have scaled our platform and expanded our offerings. For the years ended December 31, 2013, 2012 and 2011, our revenue was $240.6 million, $106.6 million and $44.7 million, respectively, representing a compound annual growth rate, or CAGR, of 126%. For the years ended December 31, 2013, 2012 and 2011, our net loss was $(20.9) million, $(10.3) million and $(4.3) million, respectively. For the years ended December 31, 2013, 2012 and 2011, our adjusted EBITDA was $0.3 million, $(3.0) million and $(3.1) million, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a definition of adjusted EBITDA, an explanation of our management's use of this measure and a reconciliation of adjusted EBITDA to our net loss, see "Selected Financial Data—Non-GAAP Financial Measures."

Key Operating and Financial Performance Metrics

        We monitor the key operating and financial performance metrics set forth below to help us evaluate growth, establish budgets, measure the effectiveness of our research and development and sales and marketing and other investments, and assess our operational efficiencies. Revenue less media costs, adjusted EBITDA, and number of active customers are discussed immediately following the table below. Revenue is discussed under the headings "—Components of Our Results of Operations" and "—Results of Operations."

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except number of active customers)
Revenue	$240,605	$106,589	$44,652
Revenue less media costs (non-GAAP)	136,968	55,920	22,003
Adjusted EBITDA (non-GAAP)	319	(2,981)	(3,125)
Number of active customers	1,224	536	266

Revenue Less Media Costs

        Revenue less media costs is a non-GAAP financial measure defined by us as generally accepted accounting principles, or GAAP, revenue less media costs consisting of costs for advertising impressions we purchase from real-time advertising exchanges or through other third parties. We believe that revenue less media costs is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the performance of our solution in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance. Please see "Selected Financial Data—Non-GAAP Financial Measures" for information as to the limitations of using revenue less media costs and for a reconciliation of revenue less media costs to revenue, the most directly comparable financial measure calculated in accordance with GAAP.

Adjusted EBITDA

        Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before income tax (expense) benefit, interest expense, net, depreciation and amortization (excluding amortization of internal-use software), stock-based compensation expense and change in fair value of convertible preferred stock warrant liability. We have presented adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operating plans and to determine bonus payouts. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results. Please see "Selected Financial Data—Non-GAAP Financial Measures" for information regarding the limitations of using adjusted EBITDA as a financial measure and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

Number of Active Customers

        We define an active customer as a customer from whom we recognized revenue in the last three months. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business.

Factors Affecting Our Performance

        We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Investment in Growth

        We plan to invest for long-term growth. We have invested and will continue to invest in research and development to enhance our solution and create additional offerings, in sales and marketing to acquire new customers and reinforce our relationships with existing customers and in our infrastructure, including our IT, financial and administrative systems and controls, data centers and leasehold improvements. We expect our capital expenditures to increase significantly in 2014 as compared to 2013. We are also investing to further automate our business processes with the goal of enhancing our profitability. We believe that these investments will contribute to our long-term growth, although they will reduce our profitability in the near term. We also believe that as our sales team becomes more seasoned, we will experience an increase in sales productivity.

Technology Enhancements and Customer Satisfaction

        We will continue to make improvements to our technology platform that may have an impact on both our gross profit margin and our performance against advertiser objectives. While our technology improvements in the third and fourth quarters of 2013 enabled significant margin improvement, we do not currently expect the margin performance achieved in those quarters to continue to improve or be maintained at this level. We expect that our margin may be impacted not only by technology improvements, but also by our commitment to satisfying advertiser objectives, the impact of seasonality in the advertising business, the supply and demand dynamics of real-time advertising exchange-traded media, and the number and types of campaigns that we run and customers that we serve as we scale our business.

Ability to Increase Penetration in All Channels

        Historically, our revenue has predominantly come from display advertising, which has constituted the majority of online advertising. Our future performance is dependent on our continued ability to penetrate and grow our revenue in display, as well as mobile, social and video channels. These latter channels are now growing faster than display. Our technology platform is scalable and extensible across all channels, so technology will not be a barrier to penetration of mobile, social and video channels.

Customer Growth and Retention

        While we have a significant customer base, we must continue to attract new customers, and gain a larger amount of our current customers' advertising budgets, to continue our growth. Our number of active customers increased from 266 as of December 31, 2011 to 536 as of December 31, 2012 and 1,224 as of December 31, 2013, and our revenue retention rate was 175% and 168% for the years ended December 31, 2012 and December 31, 2013, respectively. As customers that use our platform continue to increase their spend in absolute dollars, the year-over-year percentage increases in spend are on average smaller, which affects our revenue retention rate. Of the $106.6 million of revenue for the year ended December 31, 2012, $78.2 million, or 73%, was from customers that contributed to revenue recognized in the prior year. For the year ended December 31, 2013, the amount was $180.0 million, or 74%.

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

Components of Our Results of Operations

Revenue

        We generate revenue by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and advertising delivered through social and video channels.

For the years ended December 31, 2013 and 2012, direct-response campaigns, which are focused on generating specific consumer purchases or responses, contributed approximately two-thirds of our revenue, while brand campaigns, which are focused on lifting brand metrics, contributed the remaining one-third of our revenue. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts usually provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order. An insertion order is a contract that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under "—Critical Accounting Policies and Estimates."

Cost of Revenue

        Cost of revenue consists primarily of media costs, and to a lesser extent, personnel costs, depreciation expense, amortization of internal-use software development costs on revenue-producing technologies, third party inventory validation and data vendor costs, hosting costs and allocated costs. Media costs consist primarily of costs for advertising impressions we purchase from real-time advertising exchanges and other third parties, which are expensed when incurred. We typically pay these advertising exchanges on a per impression basis. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. These personnel costs are primarily attributable to individuals maintaining our servers and members of our network operations group, which initiates, sets up and launches advertising campaigns. We capitalize costs associated with software that is developed or obtained for internal-use and amortize these costs in cost of revenue over the internal-use software's useful life. Third party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Cost of revenue also includes third-party data center costs and depreciation of data center equipment. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

        We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, and, to a lesser extent, professional fees and allocated costs. Personnel costs for each category of operating expense generally include salaries, bonuses and commissions for sales personnel, stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses.

  •
  Research and development.  Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

  •
  Sales and marketing.  Our sales and marketing expenses consist primarily of personnel costs (including commissions) and, to a lesser extent, allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales organization focuses on (i) marketing our solution to generate awareness; (ii) increasing the adoption of our solution by existing and new advertisers; and (iii) expanding our international business, primarily by growing our sales team in certain countries in which we currently operate and establishing a presence in additional countries. We expect sales and marketing expenses to increase in absolute dollars in future periods.

  •
  General and administrative.  Our general and administrative expenses consist primarily of personnel costs associated with our executive, finance, legal, human resources, compliance and other administrative functions, as well as accounting and legal professional services fees, allocated costs and other corporate expenses. We expect to continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Other Expense, Net

        Interest expense.    Interest expense is related to our credit facilities and our previous term debt.

        Other income (expense)—net.    Other income (expense)—net consists primarily of interest income, gains and losses on the sale and disposal of property, equipment and software, as well as gains and losses on foreign currency translation. We have foreign currency exposure related to our accounts receivable that are denominated in currencies other than the U.S. dollar, principally the British pound sterling and the euro.

        Change in fair value of convertible preferred stock warrant liability.    During 2013, 2012 and 2011, we had two outstanding warrants to purchase shares of our capital stock. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our initial public offering, or IPO, in September 2013, one of the warrants was automatically converted into shares of common stock and the other warrant was converted into a warrant to purchase shares of common stock, which was exercised by the holder following the completion of the IPO. As such, beginning with the fourth quarter of 2013, we no longer are required to remeasure the value of the converted common stock warrant, and therefore, no further charges or credits related to such warrant will be made to other income and expense.

Provision for Income Taxes

        Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Results of Operations

        The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$240,605	$106,589	$44,652
Cost of revenue(1)	125,520	60,011	27,300

Gross profit	115,085	46,578	17,352

Operating expenses:
Research and development(1)	17,714	4,876	1,545
Sales and marketing(1)	83,345	41,069	17,256
General and administrative(1)	28,708	8,403	2,336

Total operating expenses	129,767	54,348	21,137

Loss from operations	(14,682)	(7,770)	(3,785)
Other expense, net:
Interest expense	(917)	(316)	(250)
Other income (expense)—net	(308)	135	33
Change in fair value of convertible preferred stock warrant liability	(4,740)	(2,308)	(295)

Other expense, net	(5,965)	(2,489)	(512)

Loss before income taxes	(20,647)	(10,259)	(4,297)
Provision for income taxes	(285)	(84)	(28)

Net loss	$(20,932)	$(10,343)	$(4,325)

Loss per share:
Net loss per share, basic and diluted	$(1.38)	$(1.29)	$(0.57)

(1)
Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenue	$471	$37	$7
Research and development	2,308	734	8
Sales and marketing	4,482	1,100	66
General and administrative	3,581	1,450	83

	$10,842	$3,321	$164

	Years Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data:*
Revenue	100%	100%	100%
Cost of revenue	52	56	61

Gross profit	48	44	39

Operating expenses:
Research and development	7	5	3
Sales and marketing	35	39	39
General and administrative	12	8	5

Total operating expenses	54	51	47

Loss from operations	(6)	(7)	(8)
Other expense, net:
Interest expense	—	—	(1)
Other expense—net	—	—	—
Change in fair value of convertible preferred stock warrant liability	(2)	(2)	(1)

Other expense, net	(2)	(2)	(1)

Loss before income taxes	(9)	(10)	(10)
Provision for income taxes	—	—	—

Net loss	(9)%	(10)%	(10)%

*
Certain figures may not sum due to rounding.

Comparison of the Years Ended December 31, 2013, 2012 and 2011

Revenue

				% Change
	Years Ended December 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
	(in thousands, except percentages)
Revenue	$240,605	$106,589	$44,652	126%	139%

        Revenue increased $134.0 million, or 126%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenue from the display channel was $182.8 million, or 76%, of revenue and $98.1 million, or 92%, of revenue for the years ended December 31, 2013 and 2012, respectively. Revenue growth was attributable in part to growth in revenue from channels other than display. Revenue from other channels was $57.8 million, or 24%, of revenue and $8.5 million, or 8%, of revenue for the years ended December 31, 2013 and 2012, respectively. Revenue from the display channel increased by $84.8 million, or 86%, and revenue from other channels increased by $49.3 million, or 577%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The $49.3 million increase in other channel revenue was primarily from the mobile channel, which was 14% of revenue for the year ended December 31, 2013, followed by the social channel and then the video channel.

        The increase in revenue was attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from 536 as of December 31, 2012 to 1,224 as of December 31, 2013. Within the 1,224 active customers, 117 active customers originated through our licensing agreement with a Japanese advertising agency. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 122% increase in the number of campaigns during the year ended December 31, 2013 compared to the year ended December 31, 2012. Due to the higher number of campaigns, the volume of impressions delivered increased by 165% during the year ended December 31, 2013 compared to the year ended December 31, 2012. The average cost per mille (or cost per thousand impressions), or CPM, decreased by 15%, and revenue less media costs as a percentage of revenue increased to 57% from 52% during the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenue from outside of North America increased by 162% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenue from outside of North America, as a percentage of revenue, increased to 11% from 10% during the years ended December 31, 2013 and 2012, respectively.

        Revenue increased $61.9 million, or 139%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. Revenue from the display channel was $98.1 million, or 92%, of revenue and $42.8 million, or 96%, of revenue for the years ended December 31, 2012 and 2011, respectively. Revenue from other channels was $8.5 million, or 8%, of revenue and $1.8 million, or 4%, of revenue for the years ended December 31, 2012 and 2011, respectively. Revenue from the display channel increased by $55.2 million, or 129%, and revenue from other channels increased by $6.7 million, or 371%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Revenue from each of our other channels was less than 10% of our revenue for each of those same periods. The number of active customers increased to 536 as of December 31, 2012 from 266 as of December 31, 2011, resulting in an increased number of campaigns during the year ended December 31, 2012 compared to the year ended December 31, 2011. Due to the higher number of campaigns, the volume of impressions delivered increased by 180% during the year ended December 31, 2012 compared to the year ended December 31, 2011. The average CPM decreased by 15%, and revenue less media costs as a percentage of revenue increased by 3%, in each case, during the year ended December 31, 2012 compared to the year ended December 31, 2011. Revenue from outside of North America increased to 10% from 3% during the years ended December 31, 2012 and 2011, respectively.

Cost of Revenue, Gross Profit and Gross Margin

				% Change
	Years Ended December 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
	(in thousands, except percentages)
Cost of revenue	$125,520	$60,011	$27,300	109%	120%
Gross profit	$115,085	$46,578	$17,352	147%	168%
Gross margin	48%	44%	39%

        Cost of revenue increased by $65.5 million, or 109%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in media costs from $50.7 million to $103.6 million and, to a lesser extent, to an increase in personnel costs of $3.7 million, an increase in data and inventory validation costs of $3.3 million, an increase in depreciation and amortization of capitalized internal-use software and other fixed assets of $3.0 million, and an increase in hosting costs of $1.7 million. The $53.0 million increase in media costs was due to our increased sales volume. Media costs represented approximately 43% and 48% of revenue in the years ended December 31, 2013 and 2012, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal-use software was $3.4 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. Gross profit increased by 147% primarily due to the increase in revenue less media costs from $55.9 million to $137.0 million for the year ended December 31, 2012 compared to the year ended December 31, 2013. This increase was due to technology and scale-driven efficiencies. Gross margin increased from 44% for the year ended December 31, 2012 to 48% for the year ended December 31, 2013. Our gross profit margins are driven by continued advancements in our artificial intelligence and Big Data technologies. The increase of 4% was primarily due to decreases in media costs by 5%, partially offset by increases in other fixed costs by 1%, in each case as a percentage of revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012.

        Cost of revenue increased by $32.7 million, or 120%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to an increase in media costs of $28.0 million and, to a lesser extent, to an increase in data and hosting costs of $1.4 million, an increase in depreciation and amortization of capitalized internal-use software and other fixed assets of $1.4 million and an increase in personnel costs of $1.2 million. The increase in media costs to $50.7 million from $22.6 million for the years ended December 31, 2012 and 2011, respectively, was driven by the increase in revenue. The increase in data, hosting, depreciation and amortization expense reflected costs incurred in support of our rapid growth. The increase in personnel costs was due to increased headcount. Media costs represented approximately 48% and 51% of revenue for the years ended December 31, 2012 and 2011, respectively. Gross margin increased to 44% for the year ended December 31, 2012 from 39% for the year ended December 31, 2011. The increase in gross margin was primarily due to a decrease in media costs as a percentage of revenue and, to a lesser extent, to a decrease in other fixed costs. The decrease in media costs as a percentage of revenue was driven by improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution.

Research and Development

				% Change
	Year Ended December 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
	(in thousands, except percentages)
Research and development	$17,714	$4,876	$1,545	263%	216%
Percent of revenue	7%	5%	3%

        Research and development expense increased by $12.8 million, or 263%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in personnel expense of $10.1 million and, to a lesser extent, to an increase in allocated costs of $1.8 million and an increase in professional services costs of $0.4 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses.

        We capitalized internal-use software development costs of $6.3 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively. The increase was due to additional headcount devoted to internal-use software development.

        Research and development expense increased by $3.3 million, or 216%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to an increase in personnel costs of $2.3 million and, to a lesser extent, to an increase in professional services costs of $0.2 million and an increase in allocated costs of $0.4 million. The increase in personnel costs and allocated costs was due to increased headcount as we continued to hire engineers to maintain our technologies and support our research and development efforts.

        We capitalized internal-use software development costs of $4.7 million and $2.6 million for the years ended December 31, 2012 and 2011, respectively. The increase was due to additional headcount devoted to internal-use software development.

Sales and Marketing

				% Change
	Years Ended December 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
	(in thousands, except percentages)
Sales and marketing	$83,345	$41,069	$17,256	103%	138%
Percent of revenue	35%	39%	39%

        Sales and marketing expense increased by $42.3 million, or 103%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in personnel expense of $31.1 million and, to a lesser extent, to an increase in travel and related expenses of $3.3 million, an increase in allocated costs of $3.3 million, an increase in marketing expenses of $1.6 million, an increase in marketing events of $1.4 million and an increase in professional services costs of $1.0 million. The increase in personnel expense was primarily due to an increase in headcount and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our sales and marketing headcount increased by 95% and our commission expense increased by 82% during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to our focus on (i) marketing our solution to generate awareness, (ii) increasing the adoption of our solution by existing and new advertisers and (iii) establishing a presence in international markets. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses.

        Sales and marketing expense increased by $23.8 million, or 138%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to an increase in personnel costs of $16.2 million and, to a lesser extent, to allocated costs of $2.2 million, travel and related costs of $2.6 million and costs associated with marketing activities of $2.2 million. The increase in personnel expense was primarily due to an increase in headcount and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our sales and marketing headcount increased by 117% for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to our focus on (i) marketing our solution to generate awareness; (ii) increase the adoption of our solution by existing and new advertisers; and (iii) establishing a presence in international markets. The increase in facilities and other allocated costs was also due to increased headcount. The increase in travel and marketing activities reflects our efforts to increase awareness of our solution and support and build customer relationships.

General and Administrative

				% Change
	Years Ended December 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
	(in thousands, except percentages)
General and administrative	$28,708	$8,403	$2,336	242%	260%
Percent of revenue	12%	8%	5%

        General and administrative expense increased by $20.3 million, or 242%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in personnel expense of $10.8 million and, to a lesser extent, to an increase in professional services of $4.6 million, an increase in allocated costs of $2.3 million, an increase in other miscellaneous expenses of $1.1 million and an increase in depreciation expense of $0.4 million. The increase in personnel costs was driven primarily by increased stock-based compensation expense and increased headcount. The increase in third-party professional services was primarily due to increased accounting and legal services. We also continued to invest in our infrastructure and in recruiting services to grow our general and administrative headcount. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. Other miscellaneous expenses primarily includes local taxes, fees and charitable contributions.

        General and administrative expense increased by $6.1 million, or 260%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to an increase in personnel costs of $3.5 million, an increase in professional services costs of $1.4 million, an increase in allocated costs of $0.4 million and an increase in travel-related costs of $0.3 million. The increase in personnel costs was due to an increase in headcount and stock-based compensation expense. The increase in third-party professional services for accounting, recruiting and legal services was due to our investment in infrastructure and growing our headcount in preparation for being a public company. The increase in allocated costs was also driven by headcount growth.

Other Expense, Net

				% Change
	Years Ended December 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
	(in thousands)
Interest expense	$(917)	$(316)	$(250)	190%	26%
Gain (loss) on foreign currency translation	(205)	43	—	(577)%	n/a
Other income (expense)—net	(103)	92	33	(212)%	179%
Change in fair value of convertible preferred stock warrant liability	(4,740)	(2,308)	(295)	105%	682%

Total other expense, net	$(5,965)	$(2,489)	$(512)	140%	386%

        The increase in other expense, net, in 2013 compared to 2012 primarily relates to revaluations of convertible preferred stock warrants and, to a lesser extent, to foreign currency translations and interest related to our additional borrowings under our revolving line of credit and term debt. The increase in the value of our convertible preferred stock warrant liability was due to the significant increase in the value of our common stock. The increase in unrealized loss on foreign currency translation was due to a higher outstanding balance in foreign currency accounts receivable for the year ended December 31, 2013 as we expanded our business globally.

        The increase in other expense, net, in 2012 compared to 2011 was primarily due to the revaluation of outstanding convertible preferred stock warrants and, to a lesser extent, to increased interest related to our additional borrowings under our revolving line of credit and term debt. The increase in the value of our convertible preferred stock warrant liability was directly attributable to the significant increase in the value of our common stock.

Provision for Income Taxes

        Our provision for income taxes of $0.3 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively, primarily relates to taxes due in foreign jurisdictions.

        Our provision for income taxes of $84,000 and $28,000 for the years ended December 31, 2012 and 2011, respectively, primarily relates to taxes due in foreign jurisdictions.

Quarterly Results of Operations and Key Metrics

Quarterly Results of Operations Data

        The following tables set forth our quarterly consolidated statements of operations data in dollars and as a percentage of total revenue for each of the twelve quarters in the period ended December 31, 2013. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Revenue	$7,792	$8,802	$11,616	$16,442	$16,623	$22,969	$26,902	$40,095	$38,212	$54,369	$62,458	$85,566
Cost of revenue(1)	4,576	6,220	7,498	9,006	9,449	12,584	14,955	23,023	20,671	28,981	31,877	43,991

Gross profit	3,216	2,582	4,118	7,436	7,174	10,385	11,947	17,072	17,541	25,388	30,581	41,575

Operating expenses:
Research and development(1)	349	309	454	433	727	811	1,066	2,272	2,412	3,711	4,464	7,127
Sales and marketing(1)	3,226	3,978	4,448	5,604	6,844	8,698	10,351	15,176	16,230	18,419	21,644	27,052
General and administrative(1)	460	478	541	857	1,087	1,483	1,675	4,158	5,177	5,775	8,719	9,037

Total operating expenses	4,035	4,765	5,443	6,894	8,658	10,992	13,092	21,606	23,819	27,905	34,827	43,216

Income (loss) from operations	(819)	(2,183)	(1,325)	542	(1,484)	(607)	(1,145)	(4,534)	(6,278)	(2,517)	(4,246)	(1,641)

Other expense, net	(50)	(176)	(153)	(133)	(112)	(228)	(829)	(1,320)	(1,740)	(1,336)	(2,481)	(408)

Net income (loss) before income and taxes	(869)	(2,359)	(1,478)	409	(1,596)	(835)	(1,974)	(5,854)	(8,018)	(3,853)	(6,727)	(2,049)

Income tax expense	(2)	(7)	(8)	(11)	(14)	(25)	(28)	(17)	(54)	14	(133)	(112)

Net income (loss)	$(871)	$(2,366)	$(1,486)	$398	$(1,610)	$(860)	$(2,002)	$(5,871)	$(8,072)	$(3,839)	$(6,860)	$(2,161)

Loss per share:
Net loss per share, basic	$(0.12)	$(0.31)	$(0.19)	$0.00	$(0.20)	$(0.11)	$(0.25)	$(0.72)	$(0.97)	$(0.46)	$(0.61)	$(0.07)

Net loss per share, diluted	$(0.12)	$(0.31)	$(0.19)	$0.00	$(0.20)	$(0.11)	$(0.25)	$(0.72)	$(0.97)	$(0.46)	$(0.61)	$(0.07)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(in thousands)
Cost of revenue	$—	$1	$3	$3	$7	$8	$5	$17	$27	$91	$93	$260
Research and development	—	1	4	4	26	39	46	623	391	368	506	1,043
Sales and marketing	8	17	20	21	45	51	100	904	512	808	1,152	2,010
General and administrative	9	26	14	33	76	63	61	1,250	635	768	902	1,276

	$17	$45	$41	$61	$154	$161	$212	$2,794	$1,565	$2,035	$2,653	$4,589

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(as a percentage of revenue)
Consolidated Statements of Operations Data:*
Revenue:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	59	71	65	55	57	55	56	57	54	53	51	51

Gross profit	41	29	35	45	43	45	44	43	46	47	49	49

Operating expenses:
Research and development	4	4	4	3	4	4	4	6	6	7	7	8
Sales and marketing	41	45	38	34	41	38	38	38	42	34	35	32
General and administrative	7	5	5	6	7	6	7	10	14	11	14	11

Total operating expenses	52	55	48	43	52	48	49	54	62	51	56	51

Income (loss) from operations	(11)	(24)	(12)	3	(9)	(3)	(5)	(11)	(16)	(5)	(7)	(2)

Other expense, net	(1)	(3)	(2)	(1)	(1)	(2)	(3)	(3)	(5)	(2)	(4)	0

Net income (loss) before income and taxes	(12)	(27)	(14)	2	(10)	(5)	(8)	(14)	(21)	(7)	(11)	(2)

Income tax expense	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss)	(11)%	(27)%	(13)%	2%	(10)%	(4)%	(7)%	(15)%	(21)%	(7)%	(11)%	(3)%

Key Metrics(1)

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(in thousands except for customer number data)
Revenue	$7,792	$8,802	$11,616	$16,442	$16,623	$22,969	$26,902	$40,095	$38,212	$54,369	$62,458	$85,566
Revenue less media costs (non-GAAP)	$4,046	$3,670	$5,389	$8,899	$8,935	$12,491	$14,448	$20,045	$21,566	$29,726	$36,035	$49,641
Adjusted EBITDA (non-GAAP)	$(729)	$(2,025)	$(1,162)	$791	$(1,040)	$(139)	$(477)	$(1,325)	$(4,625)	$343	$(657)	$5,260
Number of active customers	150	174	217	266	265	341	406	536	560	784	938	1,224

*
Certain figures may not sum due to rounding.

(1)
For information on how we define these operational and other metrics see "—Key Operating and Financial Performance Metrics." For more information as to the limitations of using non-GAAP measurements, see "Selected Financial Data—Non-GAAP Financial Measures."

        The following table presents a reconciliation of revenue less media costs to revenue, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(in thousands)
Revenue	$7,792	$8,802	$11,616	$16,442	$16,623	$22,969	$26,902	$40,095	$38,212	$54,369	$62,458	$85,566
Less: Media costs	3,746	5,132	6,227	7,543	7,688	10,478	12,454	20,050	16,646	24,643	26,423	35,925

Revenue less media costs	$4,046	$3,670	$5,389	$8,899	$8,935	$12,491	$14,448	$20,045	$21,566	$29,726	$36,035	$49,641

        The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(in thousands)
Net income (loss)	$(871)	$(2,365)	$(1,487)	$398	$(1,610)	$(860)	$(2,002)	$(5,871)	$(8,072)	$(3,838)	$(6,860)	$(2,161)
Interest expense	60	59	67	64	66	104	63	83	124	229	251	313
Income tax expense	2	7	8	11	14	25	28	17	54	(14)	133	112
Change in fair value of preferred stock warrants	(1)	124	93	79	115	147	831	1,215	1,097	1,258	2,385	—
Stock-based compensation	17	45	41	61	154	161	212	2,794	1,565	2,035	2,653	4,589
Depreciation and amortization (excludes amortization of internal-use software)	64	105	116	178	221	284	391	437	607	673	781	2,407

Adjusted EBITDA	$(729)	$(2,025)	$(1,162)	$791	$(1,040)	$(139)	$(477)	$(1,325)	$(4,625)	$343	$(657)	$5,260

Quarterly Trends and Seasonality

        Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside our control. We have experienced rapid growth since our incorporation in March 2008, which has resulted in a substantial increase in our revenue and a corresponding increase in our operating expenses to support our growth. We are continuously working on enhancing our technology and our operational abilities to maximize our margins. This rapid growth has also led to uneven overall operating results due to changes in our investment in sales and marketing and research and development from quarter to quarter and increases in employee headcount. Our historical results should not be considered a reliable indicator of our future results of operations.

        Our quarterly revenue increased quarter-over-quarter for each period presented, except from the three months ended December 31, 2012 to the three months ended March 31, 2013. The increases in quarterly revenue are mainly due to an increased number of advertisers as well as increased spending from our existing advertisers. Our revenue also tends to be seasonal in nature, with the fourth quarter of each calendar year historically representing the largest percentage of our revenue for the year, and the first quarter of each year representing the smallest percentage. Many advertisers spend the largest portion of their advertising budgets during the fourth quarter, to coincide with the holiday shopping season.

        Operating expenses increased during every quarter presented, primarily due to increased expenses related to the continued expansion of our technical infrastructure, and expenses related to increases in employee headcount, including allocated costs and stock-based compensation expense. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses.

Liquidity and Capital Resources

        From our incorporation in March 2008 through September 2013, we have financed our operations, capital expenditures and working capital needs through private sales of convertible preferred stock, lines of credit and term debt. We received net proceeds of $60.6 million from the issuance of convertible preferred stock between 2008 and 2012. In September 2013, we completed our initial public offering whereby we sold 4,000,000 shares of common stock and certain of our stockholders sold 600,000 shares of common stock. The public offering price of the shares sold in the initial public offering was $29.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds to us from the initial public offering were $116.0 million. After deducting underwriters' discounts and commissions, and estimated offering expenses, the aggregate net proceeds we received totaled approximately $103.3 million.

        On December 20, 2013, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement, or the Loan Facility, with certain lenders, including Comerica Bank, or Comerica, as administrative agent for the lenders. The Loan Facility amended and restated our then-existing Loan and Security Agreement, dated as of April 7, 2010, or the Existing Loan Facility, by and between us and Comerica.

        The Loan Facility provides for an $80.0 million secured accounts receivable formula-based revolving credit facility, with a $5.0 million letter of credit subfacility and a $1.5 million swingline subfacility and a $20.0 million secured term loan facility. The Loan Facility permits us, subject to certain requirements, to request an increase in the maximum revolving commitments under the Loan Facility by up to $25.0 million. We used proceeds of the initial extension of credit under the Loan Facility to refinance $26.9 million of revolving loans and term loans under the Existing Loan Facility.

        As of December 31, 2013, we had cash and cash equivalents of $113.9 million and $26.8 million in debt obligations relating to the Existing Loan Facility from Comerica. As of December 31, 2013, we had the ability to borrow up to an additional $58.0 million under the Existing Loan Facility based on our accounts receivable balance. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2013.

        We believe that our existing cash and cash equivalents balance, together with the undrawn balance under the Loan Facility and the net proceeds from the follow-on public offering of $116.5 million, which closed on February 5, 2014, will be sufficient to meet our business requirements for at least the next twelve months. In 2014 we plan to continue to significantly increase our capital expenditures to support the growth of the Company, including expenditures on additional hardware, such as data centers and related equipment, and leasehold improvements. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, particularly if we decide to pursue a material acquisition or other strategic investment. Our future cash requirements and the adequacy of available funds will depend on many factors, including those set forth in the sections of this Form 10-K entitled "Risk Factors."

        We may attempt to raise additional capital through private equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional funds, we would also take other measures to reduce expenses to offset any shortfall.

        Our current debt obligations under the Loan Facility require us to maintain compliance with certain financial covenants, with the most significant covenant being a requirement to maintain a specified minimum quarterly adjusted EBITDA (defined for this purpose as earnings before interest expense, income tax expense, depreciation, amortization and other specified cash and noncash charges). Based on our projections, we believe we will maintain compliance with the debt covenants through 2014. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or further amendments to modify our debt covenants.

        There can be no assurances that we will be able to raise additional capital or obtain such waivers or amendments on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(6,138)	$(18,803)	$(7,131)
Cash flows used in investing activities	(19,886)	(8,763)	(4,593)
Cash flows provided by financing activities	124,849	37,484	8,282
Effects of exchange rates on cash	152	(93)	(10)

Increase (decrease) in cash and cash equivalents	$98,977	$9,825	$(3,452)

Operating Activities

        Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in sales to advertisers and advertising agencies representing advertisers. Cash used in operating activities has typically been generated from net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense.

        Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our contracts with advertising exchanges typically are based on the standard payment terms of the advertising exchanges. As a result, the timing of cash receipts and vendor payments can significantly impact our cash provided by (used in) operations for any period presented. During the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers' invoices. Due to these factors, our days sales outstanding were 95, 106 and 90 days as of December 31, 2013, 2012, and 2011, respectively.

        Years ended December 31, 2013 and 2012.    For the year ended December 31, 2013, cash used in operating activities was $6.1 million, resulting from a net loss of $20.9 million, offset by non-cash expenses of $24.1 million, which included depreciation, amortization, stock-based compensation expense, provision for doubtful accounts and change in fair value of warrant liability. These non-cash expenses increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash of $9.3 million was from the net change in working capital items, most notably an increase in accounts payable and accrued liabilities of $21.0 million and $14.3 million, respectively, related to the timing of payments, compensation and other general expenses, as well as an increase in deferred rent of $3.2 million and an increase in deferred revenue of $0.7 million. These amounts were offset by (i) an increase in accounts receivable of $43.8 million due to an increase in billings for advertising campaigns as well as the delayed timing of payments from domestic and international customers and agencies, and (ii) an increase in prepaid and other assets of $5.2 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company. However, our days sales outstanding decreased from 106 to 95 from December 31, 2012 to December 31, 2013, respectively, due to improved operational processes.

        For the year ended December 31, 2012, cash used in operating activities was $18.8 million, resulting from a net loss of $10.3 million, offset by non-cash expenses of $9.2 million, which included depreciation, amortization, the change in fair value of preferred stock warrant liability, stock-based compensation expense, provision for doubtful accounts and bad debt expense. The remaining use of cash of $17.7 million was from the net change in working capital items, most notably an increase in accounts receivable of $31.1 million resulting from our revenue growth and an increase in prepaid expenses and other current assets of $1.1 million primarily related to the timing of payments for rent, insurance premiums and other operating costs. This was partially offset by an increase in accounts payable and accrued liabilities of $9.6 million and $4.4 million, respectively, related to the timing of payments, compensation and other general expenses.

        Years ended December 31, 2012 and 2011.    During the year ended December 31, 2012, cash used in operating activities of $18.8 million was the result of a net loss of $10.3 million, offset by non-cash expenses of $9.2 million, which included depreciation, amortization, the change in the valuation of the preferred stock warrant liability and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining use of funds of $17.7 million was from the net change in working capital items, most notably an increase in accounts receivable of $31.1 million resulting from our revenue growth, and in prepaid expenses and other assets of $1.1 million primarily related to rent, insurance and other operating costs. These changes in working capital were partially offset by an increase in accounts payable and accrued and other liabilities of $9.6 million and $4.4 million respectively, related to the growth of our operations and the timing of compensation and other general expenses.

        Cash used in operating activities in 2011 of $7.1 million was the result of a net loss of $4.3 million, offset by non-cash expenses of $2.3 million which included depreciation, amortization, a change in the valuation of the preferred stock warrant liability, bad debt and stock-based compensation expense. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining use of cash of $5.2 million was from the net change in working capital items, most notably an increase in accounts receivable of $10.0 million resulting from our revenue growth. These items were partially offset by an increase in accounts payable and accrued and other liabilities of $3.6 million and $1.1 million, respectively, related to the growth of our operations and the timing of compensation and other general expenses.

Investing Activities

        During 2013, 2012 and 2011, investing activities consisted of purchases of property and equipment, including hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.

Financing Activities

        Our financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock prior to our initial public offering, the issuance of common stock in our initial public offering, net borrowings under our loan facilities, and the issuance of shares of common stock upon the exercise of stock options.

        Years ended December 31, 2013 and 2012.    During the year ended December 31, 2013, cash provided by financing activities was $124.8 million, consisting primarily of $107.9 million in proceeds from our initial public offering completed on September 25, 2013, partially offset by $4.3 million in cash used to pay costs related to the initial public offering. Additionally, we had $19.8 million in net borrowings comprised of $16.9 million in borrowings under our Comerica line of credit and $29.9 million in borrowings under long-term debt, which were partially offset by $15.1 million in cash used to repay long-term debt and $11.9 million in cash used to repay our line of credit. Cash was also provided by $1.3 million in proceeds from the exercise of stock options.

        During the year ended December 31, 2012, cash provided by financing activities amounted to $37.5 million, consisting of $34.4 million in net proceeds from the issuance of our Series C-1 convertible preferred stock, $5.0 million in borrowings under our Comerica line of credit, and $0.5 million in proceeds from the exercise of stock options. This was partially offset by $2.4 million in cash used to repay debt.

        Years ended December 31, 2012 and 2011.    During the year ended December 31, 2012, cash provided by financing activities was $37.5 million, consisting of $34.4 million in net proceeds from the issuance of 2,932,675 shares of our Series C-1 convertible preferred stock, $5.0 million in borrowings under our Comerica growth capital loan and $0.5 million in proceeds from the exercise of stock options. This was partially offset by $2.4 million in cash used to repay debt.

        During the year ended December 31, 2011, cash provided by financing activities amounted to $8.3 million, consisting of $6.5 million in net proceeds from the issuance of 1,116,030 shares of our Series C convertible preferred stock, $2.0 million in borrowings under our Comerica line of credit and $0.2 million in proceeds from the exercise of stock options. This was partially offset by $0.4 million in cash used to repay debt.

Off Balance Sheet Arrangements

        We did not have any off balance sheet arrangements as of December 31, 2013, 2012 or 2011 other than the operating leases and indemnification agreements described below.

Contractual Obligations and Known Future Cash Requirements

Indemnification Agreements

        In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statements of operations, consolidated statements of comprehensive loss or consolidated statements of cash flows.

Comerica Loan and Security Agreement

        On December 20, 2013, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement by and among the Company, the lenders from time to time party thereto and Comerica Bank, as administrative agent for the lenders. The Loan Facility amended and restated our then-existing Loan and Security Agreement, dated as of April 7, 2010, by and between the Company and Comerica.

        The Loan Facility provides for an $80.0 million secured accounts receivable formula-based revolving credit facility, with a $5.0 million letter of credit subfacility, and a $20.0 million term loan facility. The Loan Facility contains an increase option permitting us, subject to certain requirements, to arrange with existing lenders and/or new lenders to provide up to an aggregate of $25.0 million in additional revolving commitments. Revolving loans may be advanced under the Loan Facility based on a borrowing base equal to 85% of the value of our eligible accounts. The borrowing base is subject to certain reserves and eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit. If at any time the aggregate principal amount of the revolving loans outstanding plus the face amount of undrawn letters of credit under the Loan Facility exceed the borrowing base then in effect, then we must make a prepayment in an amount sufficient to eliminate the excess. Loan proceeds may be used for general corporate purposes. We may prepay revolving loans and term loans under the Loan Facility in whole or in part at any time without premium or penalty.

        We used proceeds of the initial extension of credit under the Loan Facility to refinance $26.9 million of revolving loans and term loans under the Existing Loan Facility.

        Revolving loans bear interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.75% to 3.50%. Term loans bear interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.75% to 4.50%. In each case, the spread is based on the cash reflected on our balance sheet for the preceding fiscal quarter. The base rate means the highest of (i) the prime rate announced by Comerica Bank, (ii) the federal funds rate plus a margin equal to 1.0% and (iii) the daily adjusted LIBOR rate plus a margin equal to 1.0%. Interest is due and payable quarterly in arrears for prime rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) for LIBOR rate loans. Term loans will be repaid in quarterly principal installments of approximately $1.3 million, with any remaining principal, together with all accrued and unpaid interest, due and payable on December 20, 2018. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on December 20, 2016.

        We are required to maintain certain financial covenants under the Loan Facility, including the following:

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

  •
  Liquidity ratio.  Under the Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and 85% of all eligible receivables accounts to (ii) all funded debt under the Comerica Agreement must be at least 1.10 to 1.00 on a monthly basis.

        The terms of the Loan Facility also require us to comply with certain non-financial covenants. As of December 31, 2013, we were in compliance with each of the financial and non-financial covenants.

Venture Lending & Leasing Loan and Security Agreement

        In April 2010, we entered into a loan and security agreement with Venture Lending & Leasing, or the VLL Agreement, with VLL to provide for a growth capital loan of up to $1.0 million, which we drew in full concurrently upon entering into the VLL Agreement. The borrowed funds were used for general corporate purposes. The loan was payable in monthly installments of interest only for the first six months, and thereafter interest and principal were payable in 30 equal monthly installments. Interest accrued at a fixed rate of 13%. As of December 31, 2013, the VLL Agreement was terminated.

Operating Leases

        We lease various office facilities, including our corporate headquarters in Redwood City, California and various sales offices, under operating lease agreements that expire through March 2025. Included within these operating lease agreements is our new headquarters facility which expires in December 2019 and a new sales office is New York, NY which expires in March 2025. Both of which leases were entered into during 2013 and increased our total future operating lease commitments by $25.6 million and $46.2 million, respectively. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

Commitments

        As of December 31, 2013, our principal commitments consisted of obligations under the Loan Facility that were scheduled to mature at various dates through February 2016 and operating leases for our offices. The following table summarizes our future minimum payments under these arrangements as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$90,728	$4,934	$24,236	$23,085	$38,473
Term debt(1)	20,000	—	10,000	10,000	—
Line of credit(2)	7,243	—	7,243	—	—

Total minimum payments	$117,971	$4,934	$41,479	$33,085	$38,473

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.75% to 4.50%, which was equal to 3.91%, as of December 31, 2013 and is scheduled to mature in December 2018.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.75% to 3.50%, which was equal to 2.91%, as of December 31, 2013 and has a final maturity date in December 2016.

        The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

        We believe that the assumptions and estimates associated with revenue recognition, internal-use software development costs, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

Revenue Recognition

        We recognize revenue when all four of the following criteria are met:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or a service has been provided;

  •
  customer fees are fixed or determinable; and

  •
  collection is reasonably assured.

        Revenue arrangements are evidenced by a fully executed insertion order, or IO, with an advertiser or an advertising agency representing an advertiser. All IOs have a fixed period of time for delivery, an agreed-upon rate and state the number of advertising impressions (cost-per-thousand) to be delivered.

        We determine collectability by performing ongoing credit evaluations and monitoring our advertisers' accounts receivable balances. For new advertisers, we perform a credit check with an independent credit agency and may check credit references to determine creditworthiness. We may also perform a credit check of the advertising agency if we have not done business with it before, or if past checks have revealed a marginal credit situation. We only recognize revenue when collection is reasonably assured from both the end advertiser and advertising agency intermediary, if any.

        In the normal course of business, we contract with advertising agencies on behalf of their advertiser clients. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because we are the primary obligor and are responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, and (iii) performing all billing and collection activities including retaining credit risk, we have concluded that we act as the principal in these arrangements and therefore report revenue earned and costs incurred on a gross basis.

        On occasion, we have offered customer incentive programs under which we provide rebates after a customer achieves a specified level of advertising spending. We record reductions to revenue for estimated commitments related to these customer incentive programs. For transactions involving incentives, we recognize revenue net of the estimated amount to be paid by rebate, provided that the rebate amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. Our policy requires that, if rebates cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the program lapses.

        Multiple-element arrangements.    We enter into arrangements with advertisers to sell advertising that includes different media placements or ad services that are delivered at the same time, or within close proximity of one another. We have determined that a majority of our arrangements with customers should be classified as multiple element arrangements. Beginning on January 1, 2011, we adopted new authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, we allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy. The hierarchy dictates use of vendor-specific objective evidence of the selling price, or VSOE, if available, then third-party evidence, or TPE, if VSOE is not available and best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

        VSOE.    We determine VSOE based on our historical pricing and discounting practices for the specific offering when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices for these services fall within a reasonably narrow pricing range. As a result, we have not been able to establish VSOE for any of our advertising offerings.

        TPE.    When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services' selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

        BESP.    When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. In particular, we review multiple data points in order to determine BESP, including price lists used by our sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from our sales operations department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with the underlying market strategy and stratified based on specific consideration of geography, industry and size as deemed necessary.

        We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. We will regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

        We recognize the relative fair value of the advertising services as they are delivered, assuming all other revenue recognition criteria are met.

Allowances for Doubtful Accounts and Returns

        We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially and adversely affected.

        We also record a provision for estimated sales returns and allowances in the same period the related revenue is recorded. These estimates are based on an analysis of credits issued for billing corrections and any other known factors. If the historical data we use to calculate these estimates do not sufficiently reflect future returns, then a change in the allowances would be made in the period in which such a determination is made, and revenue in that period could be materially affected.

Internal-Use Software Development Costs

        We capitalize certain costs related to software developed for internal use, primarily associated with the ongoing development and enhancement of our advertising platform. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years.

Income Taxes

        We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. They are measured using the tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset domestic net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carry-forwards and other deferred tax assets. Our valuation allowance is attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets.

        As of December 31, 2013, we had U.S. federal net operating loss carry-forwards of approximately $43.9 million, which expire beginning in 2029. As of December 31, 2013, we had U.S. state net operating loss carry-forwards of approximately $18.4 million, expiring beginning in 2029. As of December 31, 2013, we had federal research and development tax credits of approximately $1.7 million, which expire beginning in 2029. As of December 31, 2013, we had state research and development tax credits of approximately $1.7 million, which carry forward indefinitely.

Stock-based Compensation

        We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

        We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

        Fair value of our common stock.    For stock options granted subsequent to our initial public offering, we determined the fair value based on the closing price of our common stock as reported on The NASDAQ Global Select Market on the date of grant. When our stock was not publicly traded, we were required to estimate the fair value of common stock, as discussed in "Common Stock Valuations" below.

        Expected term.    The expected term was estimated using the simplified method allowed under the applicable guidance of the Securities and Exchange Commission.

        Volatility.    As we do not have significant trading history for our common stock, the expected stock price volatility for our common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the digital advertising industry similar in size, stage of life cycle and financial leverage and were the same as the comparable companies used in our pre-IPO common stock valuation analysis. We do not rely on implied volatilities of traded stock options in comparable companies' common stock because the volume of activity is relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.

        Risk-free rate.    The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities appropriate for the term of employee stock option awards.

        Dividend yield.    We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

        Determining the value of stock-based compensation requires significant judgment and assumptions.    If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the stock compensation awards granted previously.

        The following table presents the assumptions used to estimate the fair value of options granted to employees during the periods presented:

Years Ended December 31,
	2013	2012	2011
Expected term (years)	5.3 - 6.6	5.3 - 7.3	5.4 - 6.1
Volatility	53.8% - 64.9%	61.2% - 63.4%	56.1% - 66.7%
Risk-free interest rate	1.04% - 1.88%	0.7% - 1.21%	1.13% - 3.06%
Dividend yield	—	—	—

Recently Issued and Adopted Accounting Pronouncements

        Under the Jumpstart Our Business Startups Act, or JOBS Act, we qualify as an "emerging growth company." We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."

        In February 2013, the FASB issued guidance that addresses the presentation of amounts reclassified from accumulated other comprehensive income. This guidance does not change current financial reporting requirements. Instead, an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2012 for public companies. The adoption of this accounting standard did not have an impact on our consolidated financial position, results of operations and cash flows.

        In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange and inflation risks.

Interest Rate Fluctuation Risk

        Our cash and cash equivalents consist of cash and money market funds. Our borrowings under our credit facility are at variable interest rates, and our long-term credit facility exposes us to interest rate fluctuations over the next four years. If our variable interest rates materially increase during that time, our results of operations could be adversely affected. Our borrowings under capital lease obligations are at fixed interest rates, and therefore do not expose us to additional interest rate fluctuation risk.

        The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition or results of operations. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Exchange Risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally British pounds sterling and the euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to translating certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such fluctuations will not have a material impact on our results of operations. As our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ROCKET FUEL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rocket Fuel Inc.
Redwood City, California

        We have audited the accompanying consolidated balance sheets of Rocket Fuel Inc. and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 28, 2014

Rocket Fuel Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$113,873	$14,896
Accounts receivable, net	90,502	47,333
Deferred tax assets	207	334
Prepaid expenses	2,164	962
Other current assets	3,962	253

Total current assets	210,708	63,778

Property, equipment and software, net	25,794	10,939
Other assets	1,006	472

Total assets	$237,508	$75,189

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$39,910	$17,482
Accrued and other current liabilities	21,584	6,186
Deferred revenue	918	187
Current portion of capital leases	203	—
Current portion of debt	7,243	1,988

Total current liabilities	69,858	25,843

Long-term debt—Less current portion	19,568	4,978
Capital leases—Less current portion	412	—
Deferred rent—Less current portion	3,909	430
Deferred tax liabilities	207	334
Convertible preferred stock warrant liability	—	2,741
Other liabilities	387	—

Total liabilities	94,341	34,326

Commitments and contingencies (Note 12)
Stockholders' Equity
Convertible preferred stock, Series A, $0.001 par value—0 and 10,884,902 authorized as of December 31, 2013, and 2012, respectively; 0 and 10,618,372 issued and outstanding as of December 31, 2013, and 2012, respectively	—	9,788
Convertible preferred stock, Series B, $0.001 par value—0 and 4,811,855 authorized as of December 31, 2013, and 2012, respectively; 0 and 4,811,855 issued and outstanding as of December 31, 2013, and 2012, respectively	—	9,935
Convertible preferred stock, Series C, $0.001 par value—0 and 1,116,030 authorized as of December 31, 2013 and 2012, respectively; 0 and 1,116,030 issued and outstanding as of December 31, 2013, and 2012, respectively	—	6,501
Convertible preferred stock, Series C-1, $0.001 par value—0 and 2,975,228 authorized as of December 31, 2013, and 2012, respectively; 0 and 2,932,675 issued and outstanding as of December 31, 2013, and 2012, respectively	—	34,393
Common stock, $0.001 par value—1,000,000,000 and 35,850,100 authorized as of December 31, 2013 and 2012, respectively; 32,825,992 and 8,680,041 issued and outstanding as of December 31, 2013, and 2012, respectively	33	8
Additional paid-in capital	187,624	3,865
Accumulated other comprehensive loss	(15)	(84)
Accumulated deficit	(44,475)	(23,543)

Total stockholders' equity	143,167	40,863

Total liabilities and stockholders' equity	$237,508	$75,189

See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except loss per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$240,605	$106,589	$44,652
Cost of revenue	125,520	60,011	27,300

Gross profit	115,085	46,578	17,352

Operating expenses:
Research and development	17,714	4,876	1,545
Sales and marketing	83,345	41,069	17,256
General and administrative	28,708	8,403	2,336

Total operating expenses	129,767	54,348	21,137

Loss from operations	(14,682)	(7,770)	(3,785)

Other expense, net:
Interest expense	(917)	(316)	(250)
Other income (expense)—net	(308)	135	33
Change in fair value of convertible preferred stock warrant liability	(4,740)	(2,308)	(295)

Other expense, net	(5,965)	(2,489)	(512)
Loss before income taxes	(20,647)	(10,259)	(4,297)
Provision for income taxes	(285)	(84)	(28)

Net loss	$(20,932)	$(10,343)	$(4,325)

Basic and diluted net loss per share attributable to common stockholders	$(1.38)	$(1.29)	$(0.57)

Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	15,177	8,024	7,600

See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(20,932)	$(10,343)	$(4,325)
Other comprehensive loss:(1)
Foreign currency translation adjustments	69	(77)	(6)

Comprehensive loss	$(20,863)	$(10,420)	$(4,331)

(1)
Reclassifications out of Other comprehensive loss into Net loss were not significant.

See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(In thousands, except share data)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2011	15,430,227	$19,723	7,525,852	$7	$128	$(1)	$(8,875)	$10,982
Issuance of Series C convertible preferred stock at $5.869 per share, net of issuance costs of $49	1,116,030	6,501	—	—	—	—	—	6,501
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	333,104	—	72	—	—	72
Issuance of restricted common stock	—	—	68,815	—	54	—	—	54
Stock-based compensation	—	—	—	—	110	—	—	110
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(4,325)	(4,325)

Balance—December 31, 2011	16,546,257	26,224	7,927,771	7	364	(7)	(13,200)	13,388
Issuance of Series C-1 convertible preferred stock at $11.764 per share, net of issuance costs of $107	2,932,675	34,393	—	—	—	—	—	34,393
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	738,699	1	180	—	—	181
Issuance of restricted common stock	—	—	13,571	—	33	—	—	33
Stock-based compensation	—	—	—	—	3,288	—	—	3,288
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(10,343)	(10,343)

Balance—December 31, 2012	19,478,932	60,617	8,680,041	8	3,865	(84)	(23,543)	40,863
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	400,489	1	636	—	—	637
Conversion of convertible preferred stock to common stock	(19,478,932)	(60,617)	19,478,932	19	60,598	—	—	—
Conversion of convertible preferred stock warrants to common stock	—	—	266,530	1	7,579	—	—	7,580
Issuance of common stock from initial public offering, net of issuance costs	—	—	4,000,000	4	103,303	—	—	103,307
Stock-based compensation	—	—	—	—	11,643	—	—	11,643
Foreign currency translation adjustment	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(20,932)	(20,932)

Balance—December 31, 2013	—	$—	32,825,992	$33	$187,624	$(15)	$(44,475)	$143,167

See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net loss	$(20,932)	$(10,343)	$(4,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,854	3,600	1,922
Provision for doubtful accounts	569	285	203
Stock-based compensation	10,921	3,288	110
Issuance of restricted stock	—	33	54
Amortization of debt discount	7	8	13
Loss on disposal of leases, property, equipment and software	441	63	—
Change in fair value of preferred stock warrant liability	4,740	2,308	295
Changes in operating assets and liabilities:
Accounts receivable	(43,803)	(31,129)	(10,005)
Prepaid expenses	(1,195)	(624)	(136)
Other current assets	(3,571)	(127)	(17)
Other assets	(416)	(389)	37
Accounts payable	21,009	9,612	3,580
Accrued and other liabilities	14,317	4,066	1,065
Deferred rent	3,189	359	81
Deferred revenue	732	187	(8)

Net cash used in operating activities	(6,138)	(18,803)	(7,131)

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(14,294)	(4,089)	(1,964)
Capitalized internal-use software development costs	(5,592)	(4,674)	(2,629)

Net cash used in investing activities	(19,886)	(8,763)	(4,593)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commission	107,880	—	—
Issuance costs related to initial public offering	(4,268)	—	—
Proceeds from the issuance of convertible preferred stock	—	34,500	6,550
Proceeds from the exercise of common stock warrants	97	—	—
Issuance costs related to convertible preferred stock	—	(107)	(49)
Proceeds from exercise of vested common stock options	243	54	28
Proceeds from early exercise of unvested common stock options	1,070	460	124
Repurchases of common stock options early exercised	(10)	(2)	(1)
Borrowings from line of credit or revolving credit facility, net of debt issuance costs	16,893	4,000	2,000
Repayment of line of credit or revolving credit facility	(11,853)	(6,000)	—
Proceeds from issuance of long-term debt, net of debt issuance costs	29,911	5,000	—
Repayment of long-term debt	(15,114)	(421)	(370)

Net cash provided by financing activities	124,849	37,484	8,282

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	152	(93)	(10)
CHANGE IN CASH AND CASH EQUIVALENTS	98,977	9,825	(3,452)
CASH AND CASH EQUIVALENTS—Beginning of period	14,896	5,071	8,523

CASH AND CASH EQUIVALENTS—End of period	$113,873	$14,896	$5,071

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$492	$—	$—
Cash paid for interest	835	286	202
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$2,349	$882	$55
Deferred offering costs recorded in accrued liabilities	413	15	—
Property, plant and equipment under capital lease obligations	615	—	—
Vesting of early exercised options	416	125	10
Stock-based compensation capitalized in internally developed software costs	722	—	—
Conversion of convertible preferred stock to common stock	60,617	—	—
Conversion of preferred stock warrants to common stock	7,481	—	—

See Accompanying Notes to Consolidated Financial Statements.

ROCKET FUEL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Rocket Fuel Inc. (the "Company") was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of an artificial-intelligence digital advertising solution. The Company is headquartered in Redwood City, California, and has offices in seven cities in the United States. The Company established a wholly-owned subsidiary in the United Kingdom, with an office in the Netherlands, in 2011 and wholly-owned subsidiaries in Germany and Canada in 2013.

        In September 2013, the Company completed the initial public offering of its common stock (the "IPO") whereby 4,000,000 shares of common stock were sold by the Company and 600,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $29.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $116.0 million. After deducting underwriters' discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $103.3 million.

        Basis of Presentation—The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        Principles of Consolidation—The consolidated financial statements include the Company and its wholly-owned subsidiary, Rocket Fuel, Ltd., an England and Wales corporation, which is engaged in marketing and selling advertising campaigns. All intercompany transactions and balances have been eliminated in consolidation.

        Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Certain Significant Risks and Uncertainties—The Company is subject to those risks common in technology-driven markets, including, but not limited to, competitive forces, dependence on key personnel, customer demand for its solution, management of growth, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

        Foreign Currency Translation—The Company's foreign subsidiary records its assets, liabilities and results of operations in its local currency, which is their functional currency. The Company translates its subsidiary consolidated financial statements into U.S. dollars each reporting period for purposes of consolidation.

        Assets and liabilities of the Company's foreign subsidiary are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates while revenue, expenses, gains and losses are translated at the average currency exchange rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders' equity titled accumulated other comprehensive loss.

        Fair Value of Financial Instruments—The Company's financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease, term debt and line of credit. The fair value of the Company's cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company's accounts receivable, accounts payable and accrued liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the capital lease, term debt and line of credit approximates its recorded amount at December 31, 2013 as the interest rate on the capital lease, term debt and line of credit is variable and is based on market interest rates after consideration of default and credit risk.

        Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.

        Concentration of Credit Risk—Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. A significant portion of the Company's cash is held at one major financial institution, which management assesses to be of high credit quality. The Company has not experienced any losses in such accounts.

        The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring its customers' accounts receivable balances. As of December 31, 2013, no single customer accounted for more than 10% of accounts receivable. As of December 31, 2012, one customer accounted for more than 10% of accounts receivable.

        During the years ended December 31, 2013, 2012 and 2011, no single customer represented more than 10% of revenue.

        Provision for Doubtful Accounts—The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the credit-worthiness of each customer. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations, the Company's estimate of the recoverability of the amounts due could be reduced by a material amount.

        The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$468	$203	$—
Add: bad debt expense	569	285	203
Less: write-offs, net of recoveries	20	(20)	—

Balance, end of period	$1,057	$468	$203

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization, as applicable, are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

        Construction in progress primarily includes costs related to the leasehold improvements associated with our new corporate headquarters in Redwood City, California and the recently leased New York, New York sales office. Construction in progress also includes network equipment infrastructure to support our data centers around the world. Interest capitalized during the periods presented was not material.

        Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Depreciation and amortization periods for the Company's property and equipment are as follows:

Asset Classification	Estimated Useful Life
Computer hardware and purchased software	2 - 3 years
Capitalized internal-use software costs	2 - 3 years
Office equipment, furniture and fixtures	5 years

        Internal-Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $6.3 million, $4.7 million and $2.6 million in internal-use software costs during the years ended December 31, 2013, 2012 and 2011, respectively, which are included in property, equipment and software—net on the consolidated balance sheets.

        Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Amortization expense totaled $3.4 million, $2.3 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Impairment of Long-lived Assets—The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the assets down to their estimated fair values. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011.

        Revenue Recognition—The company generates revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video.

        The Company recognizes revenue when all four of the following criteria are met:

  •
  Persuasive evidence of an arrangement exists

  •
  Delivery has occurred or a service has been provided

  •
  Customer fees are fixed or determinable

  •
  Collection is reasonably assured

        Revenue arrangements are evidenced by a fully executed insertion order ("IO"). Generally, IOs state the number and type of advertising impressions (cost-per-thousand) to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.

        The Company determines collectability by performing ongoing credit evaluations and monitoring its customers' accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when collection is reasonably assured.

        In the normal course of business, the Company frequently contracts with advertising agencies on behalf of their advertiser clients. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, and (iii) performing all billing and collection activities including retaining credit risk, the Company has concluded that it acts as the principal in the majority of these arrangements and therefore reports revenue earned and costs incurred on a gross basis.

        On occasion, the Company has offered customer incentive programs which provide rebates after achieving a specified level of advertising spending. The Company records reductions to revenue for estimated commitments related to these customer incentive programs. For transactions involving incentives, the Company recognizes revenue net of the estimated amount to be paid by rebate, provided that the rebate amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company's policy requires that, if rebates cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the rebate program lapses.

        Multiple-Element Arrangements—The Company enters into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time, or within close proximity of one another. Beginning on January 1, 2011, the Company adopted new authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence ("VSOE"), if available; (2) third-party evidence ("TPE"), if VSOE is not available; and (3) best estimate of selling price ("BESP"), if neither VSOE nor TPE is available.

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

        TPE—When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company's go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices of similar competitor services on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

        BESP—When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company's multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors, including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. In particular, the Company reviews multiple data points to determine BESP, including price lists used by the Company's sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company's sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with the Company's underlying market strategy and stratified based on specific consideration of channel, geography, industry and size, as deemed necessary.

        The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company will regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

        The Company recognizes the relative fair value of advertising services as they are delivered, assuming all other revenue recognition criteria are met. Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

        Cost of Revenue—Cost of revenue consists primarily of media cost for advertising impressions purchased from real-time advertising exchanges and other third parties. Cost of revenue also includes third-party data center costs and the salaries and related costs of the Company's operations group. This group sets up, initiates and monitors the Company's advertising campaigns. In addition, depreciation of the data center equipment, rental payments to third-party vendors for data centers and amortization of capitalized internal-use software are included in cost of revenue.

        Research and Development—Research and development expenses include costs associated with the maintenance and ongoing development of the Company's technology, including compensation and employee benefits and allocated costs associated with the Company's engineering and research and development departments, as well as costs for contracted services and supplies. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. The Company reviews costs incurred in the application development stage and assesses such costs for potential capitalization.

        Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, certain advertising costs, travel, trade shows and marketing materials. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. The Company incurred advertising costs of $3.6 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        General and Administrative—General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt and other allocated costs, such as facility-related expenses, supplies and other fixed costs. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses.

        Stock-based Compensation—The Company measures compensation expense for all stock-based payment awards, including stock options granted to employees, based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite vesting period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company's actual historical forfeitures.

        The Company accounts for stock options issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of stock options granted to non-employees is re-measured as the stock options vest, and the resulting change in fair value, if any, is recognized in the Company's consolidated statement of operations during the period the related services are rendered, generally between one and four years.

        Preferred Stock Warrant Liability—Freestanding warrants related to shares that are redeemable or contingently redeemable are classified as a liability on the Company's consolidated balance sheets. The fully vested convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other expense, net. As completion of the Company's initial public offering constituted a liquidation event, the convertible preferred stock warrants were converted into common stock or warrants to purchase common stock, and the liability was reclassified to additional paid-in capital as of December 31, 2013.

        Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carry-forwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided a full valuation allowance reserved against such assets as of December 31, 2013, 2012 and 2011.

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

        Comprehensive Income (Loss)—In June 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company retrospectively adopted these new standards in the first quarter of 2012 and has presented a separate consolidated statement of comprehensive loss for the years ended December 31, 2013, 2012 and 2011.

        Deferred Offering Costs—Deferred offering costs consisted primarily of direct incremental costs related to the Company's initial public offering of its common stock. Approximately $0.1 million of deferred offering costs are included in other assets on the Company's consolidated balance sheets as of December 31, 2013 and 2012, respectively. Upon completion of the initial public offering, these amounts were offset against the proceeds of the offering.

        Recently Issued and Adopted Accounting Pronouncements—Under the Jumpstart Our Business Startups Act, or JOBS Act, we qualify as an "emerging growth company." We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."

        In February 2013, the FASB issued guidance that addresses the presentation of amounts reclassified from accumulated other comprehensive income. This guidance does not change current financial reporting requirements. Instead, an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income. In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by line item of net income if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. Adoption of this standard is required for periods beginning after December 15, 2012 for public companies. The adoption of this accounting standard did not have an impact on our consolidated financial position, results of operations and cash flows.

        In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation of unrecognized tax benefit will still be required in the notes to the financial statements. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

NOTE 2. FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received on sale of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

        The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. For securities, the valuations are based on quoted prices of the security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2013, and 2012, the Company used Level 1 assumptions for its money market funds.
Level 2	Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2013, and 2012, the Company did not have any Level 2 financial assets or liabilities.

Level 3	Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management's judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2013, the Company did not have any Level 3 financial assets or liabilities. As of December 31, 2012, the Company used Level 3 assumptions for its convertible preferred stock warrant liability.

        The carrying amounts of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the capital lease, term debt and line of credit approximate fair value (using Level 2 inputs).

        Level 3 was used to value our convertible preferred stock warrant liability, the value of which is determined based on an option-pricing model that takes into account the contract terms as well as multiple inputs, such as the Company's stock price, risk-free interest rates and expected volatility. Additional quantitative information related to the convertible preferred stock warrants is included in Note 9.

        The following tables set forth the Company's financial instruments that were measured at fair value on a recurring basis as of December 31, 2013 and 2012, by level within the fair value hierarchy. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company's fair value hierarchy for its financial assets and financial liabilities that are carried at fair value are as follows (in thousands):

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—

Convertible preferred stock warrant liability	$(2,741)	$—	$—	$(2,741)

        Convertible Preferred Stock Warrant Liability—Warrants to purchase the Company's convertible preferred stock were classified as liabilities in the consolidated balance sheets as of December 31, 2012. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense) in the consolidated statements of operations.

        A reconciliation of the convertible preferred stock warrants measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$2,741	$433	$138
Changes in fair value of warrants	4,740	2,308	295
Conversion of warrants to common stock	(7,481)	—	—

Balance at end of period	$—	$2,741	$433

 NOTE 3. CASH AND CASH EQUIVALENTS

        Cash and cash equivalents as of December 31, 2013 and 2012, consisted of the following (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents
Cash	$110,973	$11,996
Money market funds	2,900	2,900

Total cash and cash equivalents	$113,873	$14,896

NOTE 4. PROPERTY, EQUIPMENT AND SOFTWARE, NET

        Property, equipment and software, net as of December 31, 2013 and 2012, consisted of the following (in thousands):

	December 31,
	2013	2012
Capitalized internal-use software costs	$14,030	$10,441
Computer hardware and software	17,077	4,281
Furniture and fixtures	1,735	816
Leasehold improvements	815	656
Construction in progress	3,622	1,126

Total	37,279	17,320
Accumulated depreciation and amortization	(11,485)	(6,381)

Total property, equipment and software, net	$25,794	$10,939

        Total depreciation and amortization expense, excluding amortization of internal-use software costs, was $4.5 million, $1.3 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense of internal-use software costs was $3.4 million, $2.3 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Refer to Note 6 for details of the Company's capital lease as of December 31, 2013. The Company held no capital leases as of December 31, 2012.

NOTE 5. ACCRUED AND OTHER CURRENT LIABILITIES

        Accrued and other current liabilities as of December 31, 2013 and 2012, consisted of the following (in thousands):

	December 31,
	2013	2012
Payroll and related expenses	$10,722	$3,357
Accrued vacation	2,220	991
Professional services	650	268
Accrued credit cards	774	122
Early exercise of unvested stock options	1,107	451
Employee stock purchase plan	1,427	—
Other accrued expenses	4,684	997

Total accrued and other current liabilities	$21,584	$6,186

 NOTE 6. CAPITAL LEASES

        Property and equipment at December 31, 2013 and 2012 includes $0.6 million and $0, respectively, acquired under capital lease agreements of which the majority consists of computer hardware and software. There was no accumulated depreciation of property and equipment acquired under these capital leases at December 31, 2013 and 2012, respectively. The related depreciation will be included in depreciation expense.

        Approximate remaining future minimum lease payments under these non-cancelable capital leases as of December 31, 2013 were as follows (in thousands):

Year ending December 31,	Future Payments
2014	$223
2015	223
2016	205
2017	—
2018	—
Thereafter	—

Total minimum lease payments	$651

Less: amount representing interest and taxes	(36)
Less: current portion of minimum lease payments	(203)

Capital lease obligations, net of current portion	$412

NOTE 7. OTHER INCOME (EXPENSE)—NET

        Other income (expense)—net for the years ended December 31, 2013, 2012, and 2011, consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Gain (loss) on foreign translation	$(205)	$43	$—
Other non-operating income (loss), net	(103)	92	33

Total other income (expense)—net	$(308)	$135	$33

NOTE 8. DEBT

        Line of Credit—In April 2010, the Company entered into a loan and security agreement, or the Comerica Agreement, with Comerica Bank, or Comerica, to establish a revolving line of credit for working capital purposes. The maximum amount available for borrowing under the revolving line of credit, as amended in June 2013, was not to exceed the lesser of $35.0 million or an amount equal to 85% of certain eligible accounts receivable. Eligible accounts excluded, among others, accounts that had aged over 120 days, and accounts in which 25% of the total account had aged over 120 days, and certain other accounts such as governmental, intercompany, employee and certain foreign accounts. The revolving line of credit had a maturity date of July 26, 2014 and could be repaid and redrawn at any time prior to the maturity date, at which time all advances and any accrued and unpaid interest were due and payable. Interest was charged at LIBOR, plus a 2.75% applicable margin, which equaled 2.99% as of December 31, 2012, respectively. As of December 31, 2013 and 2012, the Company had $0 and $1.9 million, respectively, outstanding under the revolving line of credit.

        Term Debt—In March 2012, the Company amended the Comerica Agreement to provide for growth capital advances of up to $3.0 million. The Comerica Agreement was further amended in

February 2013 to increase the growth capital advances to up to $15.0 million. Growth capital advances could be drawn on before February 13, 2014 and were payable in equal monthly installments beginning on March 13, 2014 and continuing over a twenty-four month period ending on February 13, 2016 when the remaining principal and any accrued and unpaid interest would be due and payable. Interest on outstanding balances was charged at LIBOR, plus a 4.75% applicable margin, which equaled 4.99% as of December 31, 2012, respectively. As of December 31, 2012, the principal amount of $5.0 million, respectively, was outstanding under the loan.

        Venture Debt—In April 2010, the Company entered into a loan and security agreement with Venture Lending and Leasing, or the VLL Agreement, to provide for a growth capital loan of up to $1.0 million, which the Company drew in full concurrently upon entering into the VLL Agreement. The funds borrowed were used for general corporate purposes of the Company. The loan was payable in monthly installments of interest only for the first six months, and thereafter interest and principal was payable in 30 equal monthly installments. Interest accrued at a fixed rate of 13%. All receivables, equipment, fixtures, deposit accounts, investment property, and all other goods and personal property of the Company, whether tangible or intangible, were collateral on the loan. The Agreement contained certain conditions of default. As of December 31, 2012, the principal amount of $0.1 million was outstanding under the agreement.

        In March 2013, the Company repaid the VLL growth capital loan in full per the terms of the VLL Agreement, upon which VLL's security interest in the Company's collateral was released, and the agreement was terminated. As such, no amounts were outstanding under the VLL Agreement as of December 31, 2013.

        Loan Facility—On December 20, 2013, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement, or the Loan Facility, with certain lenders, including Comerica Bank, as administrative agent for the lenders. The Loan Facility provides for an $80.0 million revolving credit facility, with a $5.0 million letter of credit subfacility and a $1.5 million swing line subfacility, and a $20.0 million secured term loan facility. The Loan Facility permits us, subject to certain requirements, to request an increase in the maximum revolving commitments under the Loan Facility by up to $25.0 million in additional revolving commitments. Revolving loans may be advanced under the Loan Facility in amounts up to the lesser of the $80.0 million maximum and a borrowing base equal to 85% of the value of our eligible accounts receivable. The borrowing base is subject to certain reserves and eligibility criteria. Comerica may also issue letters of credit under the subfacility up to $5.0 million, provided that the aggregate amount of advances outstanding under the revolving facility, the subfacility and the swing line facility do not exceed the lesser of the $80.0 million maximum and the borrowing base amount. If at any time the aggregate amounts outstanding under the revolving facility, the letter of credit subfacility and the swing line facility exceed the lesser of the $80.0 million maximum and the borrowing base then in effect, then we must make a prepayment in an amount sufficient to eliminate the excess. Term loans equal to $20.0 million were advanced to us under the term loan facility during December 2013. Loan proceeds may be used for general corporate purposes. We may prepay revolving loans and term loans under the Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.

        Revolving loans bear interest, at our option, at (i) a base rate determined pursuant to the terms of the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.75% to 3.50%. Term loans bear interest, at our option, at (i) a base rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 3.75% to 4.50%. In each case, the spread is based on the cash reflected on our balance sheet for the preceding fiscal quarter. The base rate is determined by taking the greatest of (i) the prime rate announced by Comerica, (ii) the federal funds rate plus 1.0% and (iii) the daily adjusting LIBOR rate plus 1.0%. Interest is due and payable quarterly in arrears for base rate loans. Interest is due and payable at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) for LIBOR rate loans. Term loans will be repaid in quarterly principal installments of approximately $1.3 million commencing in January 2015, with any remaining principal, together with all accrued and unpaid interest, due and payable on December 20, 2018. Principal, together with all accrued and unpaid interest, on the revolving loans are due and payable on December 20, 2016.

        We are required to maintain certain financial covenants under the Loan Facility, including the following:

    EBITDA.    We are required to maintain specified quarterly EBITDA, which is defined for this purpose, with respect to any fiscal period as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (ii) depreciation and amortization, income tax expense, total interest expense paid or accrued, non-cash stock-based compensation expense, costs and expenses from permitted acquisitions up to certain limits, costs and expenses in connection with the Loan Facility and any other expenses agreed with Comerica and the lenders less (iii) all extraordinary and non-recurring revenue and gains (including income tax benefits).

    Liquidity ratio.    Under the Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and certain other domestic financial institutions and the aggregate amount of all eligible accounts receivable to (ii) all indebtedness owing to the lender of the Loan Facility must be at least 1.10 to 1.00.

        The terms of the Loan Facility also require us to comply with certain non-financial covenants. As of December 31, 2013, we were in compliance with each of the financial and non-financial covenants.

Covenants

        As of December 31, 2012, the Company was not in compliance with various financial and non-financial covenants under the April 2010 Comerica Loan and Security Agreement. However, the Company subsequently obtained a waiver for each of the covenant violations. As of December 31, 2012, the Company was in breach of the covenant under the VLL Agreement requiring submission of monthly consolidated financial statements within 30 days of month end. As of March 31, 2013, the VLL Agreement had been terminated upon repayment. Hence, a waiver was not required.

Future Payments

        Future principal payments of long-term debt as of December 31, 2013 were as follows (in thousands):

Year ending December 31,	Future Payments
2014	$—
2015	5,000
2016	5,000
2017	5,000
2018	5,000

Total	20,000

Less: current portion of long-term debt	—

Long-term debt, net of current portion	$20,000

        As of December 31, 2013, the $7.2 million balance outstanding under the revolving credit facility had a maturity date of December 20, 2016, and as the Company has the option to draw upon or repay at any time, the balance is shown as a current liability in the accompanying consolidated balance sheet.

NOTE 9. STOCKHOLDERS' EQUITY (DEFICIT)

Initial Public Offering

        In September 2013, the Company completed its IPO in which 4,000,000 shares of common stock were sold by the Company and 600,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the IPO was $29.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $116.0 million. After deducting underwriters' discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $103.3 million. Immediately prior to the closing of the IPO, all shares of the Company's outstanding convertible preferred stock automatically converted into 19,478,932 shares of common stock.

        The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	December 31, 2013		December 31, 2012
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
Series A convertible preferred stock	—	—	10,884,902	10,618,372	$9,860
Series B convertible preferred stock	—	—	4,811,855	4,811,855	12,500
Series C convertible preferred stock	—	—	1,116,030	1,116,030	8,187
Series C-1 convertible preferred stock	—	—	2,975,228	2,932,675	34,500
Common stock, $0.001 par value	1,000,000,000	32,825,992	35,850,100	8,680,041	—
Undesignated preferred stock	100,000,000	—	—	—	—

        Warrants—In April 2010, the Company issued a fully vested warrant to purchase 161,533 shares of Series A preferred stock at an exercise price of $0.9286 per share. The warrant was issued in connection with the Company entering into a loan and security agreement. The warrant expires 10 years from the date of issuance. The fair value of the warrant at issuance was $22,000 based on the Company's option-pricing model, which approximates a binomial lattice model, using the weighted-average assumptions of 0% dividend yield, 70.5% volatility, risk-free interest rate of 3.96% and contractual life of 10 years. The warrant was outstanding as of December 31, 2012.

        On September 25, 2013, upon closing of the Company's IPO, the warrant converted from a warrant to purchase Series A preferred stock to common stock, and the liability at its then fair value of $4.5 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other income (expense) in the accompanying consolidated statements of operations.

        In April 2010, the Company issued a fully vested warrant to purchase 104,997 shares of Series A convertible preferred stock at an exercise price of $0.9286 per share. The warrant was issued in connection with the Company obtaining a line of credit. The warrant was to expire seven years from the date of issuance. The fair value of the warrant at issuance was $10,000 based on the Company's option-pricing model, which approximates a binomial lattice model, using the weighted-average assumptions of 0% dividend yield, 70.5% volatility, risk-free interest rate of 3.33% and contractual life of seven years. The warrant was outstanding as of December 31, 2012.

        On September 25, 2013, upon closing of the Company's IPO, the warrant converted from a warrant to purchase Series A preferred stock to a warrant to purchase shares of common stock and the liability at its then fair value of $2.9 million was reclassified to additional paid-in capital. Prior to this date, all changes in the fair value of the warrant were recorded in other income (expense) in the accompanying consolidated statements of operations.

        On September 25, 2013, following the closing of the IPO, the warrant to purchase common stock was exercised, resulting in the issuance of 104,997 shares of the Company's common stock.

        As of December 31, 2013, no warrants were outstanding. A reconciliation of the convertible preferred stock warrants measured and recorded at fair value can be found in Note 2.

        Reserved Shares of Common Stock—The Company's shares of capital stock reserved for issuance as of December 31, 2013 were as follows:

December 31, 2013
Options outstanding	7,410,588
Restricted stock units outstanding	382,402
Available for future stock option and restricted stock unit grants	4,611,269
Available for future employee stock purchase plan	1,000,000

Total shares reserved	13,404,259

        2008 Equity Incentive Plan—The 2008 Equity Incentive Plan (the "2008 Plan") provides for the grant of incentive stock options and nonqualified stock options. The compensation committee of the Board of Directors has the authority to approve the employees and non-employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed 10 years). Options granted under the 2008 Plan generally vest over four years and expire no later than 10 years from the date of grant. As of December 31, 2012 and 2011, 14,738 and 33,080 shares of common stock, respectively, were available for future grant under the 2008 Plan. The Company has terminated the 2008 Plan for future use and provided that no further equity awards are to be granted under the 2008 Plan. All outstanding awards under the 2008 Plan will continue to be governed by their existing terms.

        Under the terms of the 2008 Plan, employees may be granted rights to exercise unvested options. Upon termination of service, an employee's unvested shares may be repurchased by the Company at the original purchase price. As of December 31, 2013, 2012 and 2011, 315,579, 449,622 and 170,543 unvested shares, respectively, were subject to repurchase. During the years ended December 31, 2013, 2012 and 2011, the Company repurchased 5,834, 8,959 and 6,250 shares of unvested stock, respectively.

        2013 Equity Incentive Plan—The Company's board of directors adopted and the Company's stockholders approved a 2013 Equity Incentive Plan (the "2013 Plan"), and the 2013 Plan became effective September 18, 2013. The 2013 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company's employees and any parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company's employees, directors and consultants and the Company's parent and subsidiary corporations' employees and consultants.

        Under the 2013 Plan, a total of 5,000,000 shares of common stock have been reserved for issuance. In addition, the shares to be reserved for issuance under the 2013 Plan will also include shares subject to stock options or similar awards granted under the 2008 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan that are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2013 Plan pursuant to this provision is 7,900,000 shares).

        The number of shares available for issuance under the 2013 Plan will also include an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of (i) 4,000,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company's board of directors may determine.

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

        The following tables summarize option award activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2011	1,797,283	$0.20	9.2	$135
Options granted (weighted average fair value of $0.75 per share)	1,799,350	0.92
Options exercised	(339,354)	0.59
Options forfeited	(449,917)	0.68

Balance at December 31, 2011	2,807,362	$0.55	8.9	$4,212
Options granted (weighted average fair value of $5.32 per share)	3,962,055	5.20
Options exercised	(747,658)	1.02
Options forfeited	(189,054)	1.64

Balance at December 31, 2012	5,832,705	$3.65	9.1	$44,073
Options granted (weighted average fair value of $10.47 per share)	2,251,848	14.51
Options exercised	(406,323)	3.23
Options forfeited	(267,642)	3.97

Balance at December 31, 2013	7,410,588	$6.97	8.5	$404,106

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options vested and expected to vest—December 31, 2012	5,148,950	$3.58	9.0	$39,307
Options vested and exercisable—December 31, 2012	1,510,615	$1.97	8.2	$13,951
Options vested and expected to vest—December 31, 2013	6,789,538	$6.75	8.4	$371,699
Options vested and exercisable—December 31, 2013	2,796,556	$3.08	7.8	$163,338

        Aggregate intrinsic value represents the difference between the Company's estimated fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $11.9 million, $1.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011 respectively.

        A summary of options outstanding and vested as of December 31, 2013 is as follows:

	Options Outstanding		Options Vested and Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Life (in Years)	Number Vested and Exercisable	Weighted- Average Life (in Years)
$0.13	40,000	5.0	40,000	5.0
$0.16	538,816	6.0	512,612	6.0
$0.27	494,750	6.9	395,126	6.9
$1.07	1,130,951	7.8	632,230	7.7
$2.97	188,793	8.5	66,029	8.5
$3.55	186,000	8.6	64,524	8.6
$6.58	2,682,945	8.9	1,049,812	8.9
$11.21	1,168,083	9.2	34,723	9.2
$15.33	753,050	9.4	—	—
$20.05	151,700	9.6	1,500	9.6
$29.00	22,500	9.7	—	—
$48.78	26,000	9.9	—	—
$63.37	27,000	9.8	—	—

	7,410,588	8.5	2,796,556	7.8

        Employee Stock-based Compensation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach with the weighted-average assumptions set forth below. Expected term represents the period that the Company's stock-based awards are expected to be outstanding and is determined based on the simplified method. Volatility is estimated using comparable public company volatility for similar option terms. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term.

        As the Company has never paid cash dividends, and at present, has no intention to pay cash dividends in the future, expected dividends are zero. Expected forfeitures are based on the Company's historical experience. The Company uses the straight-line method for expense recognition.

        The assumptions used to value stock-based awards granted to employees were as follows:

Year Ended December 31,
	2013	2012	2011
Expected term (years)	5.3 - 6.6	5.3 - 7.3	5.4 - 6.1
Volatility	53.8% - 64.9%	61.2% - 63.4%	56.1% - 66.7%
Risk-free interest rate	1.04% - 1.88%	0.7% - 1.21%	1.13% - 3.06%
Dividend yield	—	—	—

        The following table summarizes the allocation of stock-based compensation and restricted stock expense for employees and non-employees in the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenue	$471	$37	$7
Research and development	2,308	734	8
Sales and marketing	4,482	1,100	66
General and administrative	3,581	1,450	83

Total*	$10,842	$3,321	$164

*
The table above includes the impact of the issuance of restricted stock at fair value.

        As of December 31, 2013, 2012 and 2011, unamortized stock-based compensation expense related to unvested common stock options was $21.7 million, $12.5 million and $0.7 million, respectively. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.9 years.

        Options to Non-employees—The Company did not grant any stock options to non-employees for the years ended December 31, 2012 or 2011. For the year ended December 31, 2013, the Company granted options to purchase a total of 8,500 shares of common stock to non-employees. The definition of an employee includes a non-employee director of the Company. Stock options granted to non-employees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to consultants is expensed when vested.

        The Company recorded stock-based compensation expense for options issued to non-employees under the 2008 Plan of approximately $0.1 million, $0.1 million and $0.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Options to non-employees of 8,900 and 12,400 were outstanding as of December 31, 2013 and 2012, respectively.

        Restricted Stock—Pursuant to restricted stock purchase agreements, the Company issued a total of 13,571 and 68,815 shares for the year ended December 31, 2012 and 2011, respectively, and no shares for the year ended December 31, 2013, respectively.

        Restricted Stock Units (RSUs)—During the year ended December 31, 2013, the Company granted 383,402 RSUs and 1,000 RSUs were cancelled. For the year ended December 31, 2013, the Company recognized stock-based compensation expense associated with the RSUs of $1.0 million. At December 31, 2013, unrecognized compensation expense related to the RSUs was $14.5 million. The unrecognized compensation expense will be amortized on a straight-line basis through 2017.

Employee Stock Purchase Plan

        In August 2013, the Company's board of directors adopted and the stockholders approved the Company's 2013 Employee Stock Purchase Plan (the "ESPP"), which became effective upon adoption by the Company's board of directors. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the IPO, the first offering period started October 1, 2013 and will end on May 31, 2014. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first trading day of the offering period or on the last trading day of the offering period. There were no offerings of share purchase rights to employees under the Company's ESPP for the year ended December 31, 2013. At December 31, 2013, total compensation costs related to rights to purchase common shares under the ESPP but not yet vested were approximately $1.8 million, which will be recognized over the offering period.

        The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

Year Ended December 31, 2013
Expected term (years)	0.67
Volatility	66.2%
Risk-free interest rate	0.07%
Dividend yield	—

NOTE 10. NET INCOME (LOSS) PER SHARE

        The Company calculates its basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. Under the two-class method, in periods when the Company has net income, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and convertible preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible preferred stock, options to purchase common stock and preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

        Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. As the Company had net losses for the years ended December 31, 2013, 2012 and 2011, all potential common shares were determined to be anti-dilutive.

        The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Net loss	$(20,932)	$(10,343)	$(4,325)
Weighted-average shares used to compute basic and diluted net loss per share	15,177	8,024	7,600

Basic and diluted net loss per share	$(1.38)	$(1.29)	$(0.57)

        The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	19,479	16,546
Employee stock options	7,409	5,830	2,797
Shares subject to repurchase	316	—	—
Restricted stock units (RSUs)	383	—	—
Employee stock purchase plan	58	—	—
Convertible preferred stock warrants	—	267	267

	8,166	25,576	19,610

NOTE 11. INCOME TAXES

        The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

        The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$(21,568)	$(10,637)	$(4,401)
International	921	378	104

Total	$(20,647)	$(10,259)	$(4,297)

        The components of provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(4)	11	2
Foreign	289	73	26

Total provision for income taxes	$285	$84	$28

        The following table presents a reconciliation of the statutory federal rate and the Company's effective tax rate for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Tax benefit at federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal effect	0.01	(0.07)	(0.04)
Foreign rate differential	0.12	0.54	0.04
Change in valuation allowance	(28.42)	(25.16)	(35.29)
Meals and entertainment	(2.07)	(1.98)	(2.49)
Warrant liability	(7.81)	(7.65)	(1.68)
Research Credits	2.79	0.00	4.72
Other	0.00	(0.50)	0.01

Total provision	(1.38)%	(0.82)%	(0.73)%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company's deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Tax credit carry-forwards	$2,256	$843
Net operating loss carry-forwards	13,118	8,377
Charitable Contributions	133	—
Accrued liabilities and allowances	5,421	2,292

Gross deferred tax asset	20,928	11,512
Valuation allowance	(15,762)	(8,831)

Net deferred tax assets	5,166	2,681

Deferred tax liability:
Depreciation and amortization	(5,166)	(2,681)

Gross deferred tax liability	(5,166)	(2,681)

Net deferred tax assets (liabilities)	$—	$—

        A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company's historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the deferred tax assets resulting from the tax loss and credits carried forward. As of December 31, 2013, the Company had net operating loss carry-forwards of approximately $43.9 million for federal income taxes and $18.4 million for state income taxes. If not utilized, these carry-forwards will begin to expire in 2029 for both federal purposes and state purposes.

        As of December 31, 2013, the Company had research and development credit carry-forwards of approximately $1.7 million and $1.7 million for federal and state income taxes, respectively. If not utilized, the federal carry-forwards will begin to expire in various amounts beginning in 2029. The state tax credit can be carried forward indefinitely.

        A stock option exercise may result in a tax deduction prior to the actual realization of the related tax benefit because the Company has a net operating loss carry-forward. In that situation, a tax benefit and a credit to additional paid-in capital for the excess federal and California deduction of $(8.3) million and $(1.0) million would not be recognized until that deduction reduces taxes payable.

        Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. If the Company has a change of ownership, then utilization of the net operating loss and tax credit carry-forwards may be restricted.

        On January 1, 2009, the Company adopted ASC 740-10 (formerly referred to as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109). ASC 740-10 requires that the tax effects of a position be recognized only if it is "more likely than not" to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

        With the adoption of ASC 740-10, companies are required to adjust their financial statements to reflect only those tax positions that are more likely than not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle as of the date of adoption. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The implementation of ASC 740, did not result in any material changes to the liability for unrecognized tax benefits.

        The table below provides a reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011
Unrecognized benefit—beginning of period	$272	$184	$83
Gross increases—prior year tax positions	126	10	—
Gross increases—current year tax positions	271	78	101

Unrecognized benefit—end of period	$669	$272	$184

        The unrecognized tax benefits of $0.7 million as of December 31, 2013 would have no impact on the Company's effective tax rate if recognized.

        At December 31, 2013, the Company had no cumulative interest and penalties related to the uncertain tax position.

        The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next twelve months.

        The Company's tax returns remain open to examination as follows: U.S. federal, 2010 through 2013; U.S. states, generally 2009 through 2013; and United Kingdom, 2011 through 2013.

NOTE 12. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has operating lease agreements for office space for administration, research and development and sales and marketing activities in the United States that expire at various dates, with the latest expiration date in 2024.

        The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $4.3 million, $1.6 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Approximate remaining future minimum lease payments under these non-cancelable operating leases as of December 31, 2013 were as follows (in thousands):

Year ending December 31,	Future Payments
2014	$4,934
2015	11,506
2016	12,730
2017	12,204
2018	10,881
Thereafter	38,473

$90,728

        Letter of Credit—As of December 31, 2013, 2012 and 2011, the Company had irrevocable letters of credit outstanding in the amount of $3.4 million, $0.2 million and $0.1 million for the benefit of a landlord related to non-cancelable facilities leases. The letters of credit have an expiration date of February 2023.

        Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company's consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, or consolidated statements of cash flows.

        Legal Proceedings—We are not currently a party to any legal proceedings, litigation, or claims that could materially affect our business, results of operations, cash flows, or financial position. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

NOTE 13. RETIREMENT PLANS

        The Company has established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company does not match employee contributions.

 NOTE 14. SEGMENTS

        The Company considers operating segments to be components of the Company's business for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reportable segment. The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Years Ended December 31,
	2013	2012	2011
North America	$213,601	$96,289	$43,415
All Other Countries	27,004	10,300	1,237

Total revenue	$240,605	$106,589	$44,652

        The following table summarizes total long-lived assets in the respective locations (in thousands):

	December 31,
	2013	2012
North America	$23,956	$9,959
All Other Countries	1,838	980

Total long-lived assets	$25,794	$10,939

        During the years ended December 31, 2013, 2012 and 2011, no single customer represented more than 10% of revenue. As of December 31, 2013 no single customer represented more than 10% of accounts receivable. As of December 31, 2012, one customer accounted for more than 10% of accounts receivable.

NOTE 15. SUBSEQUENT EVENTS

        In February 2014, the Company completed the underwritten follow-on public offering of its common stock in which 2,000,000 shares of common stock were sold by the Company and 3,000,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $61.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $122.0 million. After deducting underwriters' discounts and commissions, the aggregate net proceeds received by the Company totaled approximately $116.5 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The phrase "disclosure controls and procedures" refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

        Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

        There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

        In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference to the disclosure appearing under the headings "Proposal 1: Election of Directors," "Executive Officers," "Board of Directors and Corporate Governance" and "Other Matters" in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the disclosure appearing under the heading "Executive Compensation and Related Information" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the disclosure appearing under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to the disclosure appearing under the heading "Related Party Transactions" and "Board of Directors and Corporate Governance—Director Independence" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the disclosure appearing under the heading "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

        Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

        All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

3. Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2014

ROCKET FUEL INC.
By:	/s/ J. PETER BARDWICK J. Peter Bardwick Chief Financial Officer (Principal Accounting and Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ GEORGE H. JOHN George H. John	Co-Founder, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2014
Additional Directors:
/s/ RICHARD A. FRANKEL Richard A. Frankel	Co-Founder, President and Director	February 28, 2014
/s/ SUSAN L. BOSTROM Susan L. Bostrom	Director	February 28, 2014
/s/ RONALD E. F. CODD Ronald E. F. Codd	Director	February 28, 2014
/s/ WILLIAM ERICSON William Ericson	Director	February 28, 2014
/s/ JOHN GARDNER John Gardner	Director	February 28, 2014

Signature	Title	Date

/s/ CLARK KOKICH Clark Kokich	Director	February 28, 2014
/s/ MONTE ZWEBEN Monte Zweben	Director	February 28, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013

4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/16/2013

10.2	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 20, 2013, by and among Registrant, the lenders party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	12/26/2013

10.3	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect.	S-1/A	333-190695	10.4	9/3/2013

10.4	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-190695	10.5	9/3/2013

10.5	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-190695	10.6	9/3/2013

10.6	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant					X

10.7	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013

10.8	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1	333-190695	10.8	8/16/2013

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-190695	10.9	9/3/2013

10.10	Executive Incentive Compensation Plan	S-1	333-190695	10.10	8/16/2013

10.11	Outside Director Compensation Policy	S-1/A	333-190695	10.11	9/3/2013

10.12	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1	333-190695	10.12	8/16/2013

10.13	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1	333-190695	10.13	8/16/2013

10.14	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1	333-190695	10.14	8/16/2013

10.15	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1	333-190695	10.15	8/16/2013

10.16	Fourth Amended and Restated Investors' Rights Agreement, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A attached thereto	S-1	333-190695	10.16	8/16/2013

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	(1)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	(2)	XBRL Instance Document					X

101.SCH	(2)	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	(2)	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	(2)	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	(2)	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	(2)	XBRL Taxonomy Presentation Linkbase Document					X

(1)
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of Rocket Fuel Inc. under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(2)
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.