Form 10-Q
period 2014-03-31
Rocket Fuel Inc.
filed 2014-05-15
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number: 001-36071
__________________________

ROCKET FUEL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0472319 (I.R.S. Employer Identification Number)

1900 Seaport Boulevard, Pacific Shores Center, Redwood City, CA 94063
(Address of principal executive offices and Zip Code)
(650) 595-1300
(Registrant's telephone number, including area code)
__________________________

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

Indicate the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. On April 30, 2014, 35,142,204 shares of the registrant's common stock, par value $0.001, were outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Stockholders' Equity	7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II. - OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	65
	Signature

TRADEMARKS

“Rocket Fuel,” the Rocket Fuel logo, “Advertising that Learns,” and other trademarks or service marks of Rocket Fuel appearing in this Quarterly Report on Form 10-Q are the property of Rocket Fuel Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$218,174	$113,873
Accounts receivable, net	83,293	90,502
Deferred tax assets	207	207
Prepaid expenses	2,688	2,164
Other current assets	6,868	3,962
Total current assets	311,230	210,708
Property, equipment and software, net	37,283	25,794
Restricted cash	2,294	—
Other assets	1,026	1,006
Total assets	$351,833	$237,508
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34,305	$39,910
Accrued and other current liabilities	24,940	21,584
Deferred revenue	878	918
Current portion of capital leases	777	203
Current portion of debt	8,493	7,243
Total current liabilities	69,393	69,858
Long-term debt—Less current portion	18,368	19,568
Capital leases—Less current portion	1,568	412
Deferred rent—Less current portion	7,445	3,909
Deferred tax liabilities	207	207
Other liabilities	387	387
Total liabilities	97,368	94,341
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value— 1,000,000,000 authorized as of March 31, 2014 and December 31, 2013, respectively; 35,108,736 and 32,825,992 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	35	33
Additional paid-in capital	310,113	187,624
Accumulated other comprehensive loss	17	(15)
Accumulated deficit	(55,700)	(44,475)
Total stockholders’ equity	254,465	143,167
Total liabilities and stockholders’ equity	$351,833	$237,508

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$74,397	$38,212
Cost of revenue	37,535	20,671
Gross profit	36,862	17,541
Operating expenses:
Research and development	7,241	2,412
Sales and marketing	29,759	16,230
General and administrative	10,340	5,177
Total operating expenses	47,340	23,819
Loss from operations	(10,478)	(6,278)
Other expense, net:
Interest expense	(414)	(124)
Other income (expense)—net	(19)	(519)
Change in fair value of convertible preferred stock warrant liability	—	(1,097)
Other expense, net	(433)	(1,740)
Loss before income taxes	(10,911)	(8,018)
Provision for income taxes	(314)	(54)
Net loss	$(11,225)	$(8,072)
Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.97)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	34,033	8,298

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(11,225)	$(8,072)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	32	(31)
Comprehensive loss	$(11,193)	$(8,103)

(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2013	32,825,992	$33	$187,624	$(15)	$(44,475)	$143,167
Issuance of common stock upon exercises of employee stock options, net of repurchases	278,744	—	1,379	—	—	1,379
Issuance of common stock upon exercise vesting of restricted stock units	4,000	—	—	—	—	—
Issuance of common stock from follow-on offering, net of issuance costs	2,000,000	2	115,435	—	—	115,437
Stock-based compensation	—	—	5,528	—	—	5,528
Foreign currency translation adjustment	—	—	—	32	—	32
Tax benefit from stock-based award activity	—	—	147	—	—	147
Net loss	—	—	—	—	(11,225)	(11,225)
Balance—March 31, 2014	35,108,736	$35	$310,113	$17	$(55,700)	$254,465

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(11,225)	$(8,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,920	1,389
Provision for doubtful accounts	34	—
Stock-based compensation	5,125	1,565
Amortization of debt discount	50	—
Excess tax benefit from stock-based activity	(147)	—
Change in fair value of preferred stock warrant liability	—	1,097
Changes in operating assets and liabilities:
Accounts receivable	7,175	(548)
Prepaid expenses	(523)	(318)
Other current assets	(2,908)	86
Other assets	(128)	(2)
Accounts payable	(5,004)	(1,806)
Accrued and other liabilities	(100)	924
Deferred rent	3,570	27
Deferred revenue	(40)	38
Net cash used in operating activities	(1,201)	(5,620)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(7,177)	(1,756)
Capitalized internal-use software development costs	(1,757)	(1,708)
Restricted cash	(2,281)	—
Net cash used in investing activities	(11,215)	(3,464)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in follow-on public offering, net of underwriting discounts and commission	116,510	—
Issuance costs related to initial and follow-on public offering	(985)	(170)
Proceeds from exercise of vested common stock options	1,058	18
Proceeds from early exercise of unvested common stock options	2	227
Repurchases of common stock options early exercised	(1)	—
Excess tax benefit from stock-based activity	147	—
Repayment of capital lease obligations	(38)	—
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	—	(113)
Net cash provided by financing activities	116,693	9,962
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	24	(38)
CHANGE IN CASH AND CASH EQUIVALENTS	104,301	840
CASH AND CASH EQUIVALENTS—Beginning of period	113,873	14,896
CASH AND CASH EQUIVALENTS—End of period	$218,174	$15,736

	Three Months Ended
	March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$200	$90
Cash paid for interest	347	80
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$5,585	$230
Offering costs recorded in accrued liabilities	216	393
Property, plant and equipment acquired under capital lease obligations	1,769	—
Vesting of early exercised options	303	61
Stock-based compensation capitalized in internal-use software costs	403	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of an artificial-intelligence digital advertising solution. The Company is headquartered in Redwood City, California, and has offices in various cities across the United States. The Company established a wholly-owned subsidiary in the United Kingdom in 2011 and in Canada in 2013. The United Kingdom subsidiary has offices throughout Europe and established a wholly-owned subsidiary in Germany in 2013.
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
In February 2014, the Company completed an underwritten follow-on public offering (the “Follow-on Offering”) of its common stock in which 2,000,000 shares of common stock were sold by the Company and 3,000,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $61.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $122.0 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $115.4 million.
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in its Annual Report on Form 10-K.
The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all notes and other disclosures required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2014 or any future period.

Principles of Consolidation—The consolidated financial statements include the Company and its wholly-owned subsidiaries in the United Kingdom and Canada, which are currently engaged in marketing and selling advertising campaigns. All intercompany transactions and balances have been eliminated in consolidation.
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
Foreign Currency Translation—The Company’s foreign subsidiaries record their assets, liabilities and results of operations in their local currencies, which are their functional currencies. The Company translates its subsidiaries' consolidated financial statements into U.S. dollars each reporting period for purposes of consolidation.
Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates and revenue, expenses, gains and losses are translated at the average currency exchange rates in effect for the period. The effects of these translation adjustments are reported in a separate component of stockholders’ equity titled accumulated other comprehensive income (loss).
Fair Value of Financial Instruments—The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease, term debt and revolving credit facilities. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable, accounts payable and accrued liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the capital lease, term debt and revolving credit facilities approximates its recorded amount as of March 31, 2014 as the interest rate on the capital lease, term debt and revolving credit facilities is variable and is based on market interest rates after consideration of default and credit risk.
Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.
Restricted Cash—Restricted cash as of March 31, 2014 consists of cash required to be deposited with financial institutions for security deposits for the Company's London, United Kingdom and Paris, France office lease agreements.
Concentration of Credit Risk—Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at three major financial institutions, which management assesses to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of March 31, 2014 and December 31, 2013, no single agency or advertiser accounted for 10% or more of accounts receivable.
During the three months ended March 31, 2014 and 2013, no single customer represented 10% or more of revenue.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$1,057	$468
Add: bad debt expense	34	—
Less: write-offs, net of recoveries	(1)	—
Balance, end of period	$1,090	$468

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

Construction in progress primarily includes costs related to the leasehold improvements and also includes network equipment infrastructure to support the Company's data centers around the world. Interest capitalized during the periods presented was not material.
Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated Useful Life
Computer hardware and purchased software	2–3 years
Capitalized internal-use software costs	2–3 years
Office equipment, furniture and fixtures	5 years
Internal-Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $2.1 million and $1.7 million in internal-use software costs during the three months ended March 31, 2014 and 2013, respectively, which are included in property, equipment and software—net on the condensed consolidated balance sheets.
Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Amortization expense totaled $1.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.
Impairment of Long-lived Assets—The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with an asset are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the three months ended March 31, 2014 and 2013.
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
Revenue arrangements are evidenced by a fully-executed insertion order (“IO”). Generally, IOs state the number and type of advertising impressions (cost-per-thousand) to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
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
In the normal course of business, the Company frequently contracts with advertising agencies on behalf of their advertiser clients. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because the Company is the primary obligor and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, (iii) selecting the media to fulfill the insertion order, and (iv) performing all billing and collection activities including retaining credit risk, the Company has concluded that it acts as the principal in the majority of these arrangements and therefore reports revenue earned and costs incurred on a gross basis.
On occasion, the Company has offered customer incentive programs that provide rebates after achieving a specified level of advertising spending. The Company records reductions to revenue for estimated commitments related to these customer incentive programs. For transactions involving incentives, the Company recognizes revenue net of the estimated amount to be paid by rebate, provided that the rebate amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that, if rebates cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the rebate program lapses.
In addition, the Company has licensed a self-service version of its technology platform to a Japanese advertising agency, for use by the agency's customers.  Under this licensing agreement, the agency is responsible for the media costs. In this type of arrangement, the Company recognizes its licensing fee revenue on a net basis.
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
TPE—When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine the selling prices of similar competitor services on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.
BESP—When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors, including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. In particular, the Company reviews multiple data points to determine BESP, including price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with the Company’s underlying market strategy and stratified based on specific consideration of channel, geography, industry and size, as deemed necessary.
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
Research and Development—Research and development expenses include costs associated with the maintenance and ongoing development of the Company’s technology, including compensation and employee benefits and allocated costs associated with the Company’s engineering and research and development departments, as well as costs for contracted services and supplies. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. The Company reviews costs incurred in the application development stage and assesses such costs for potential capitalization.
Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, certain advertising costs, travel, trade shows and marketing materials. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. The Company incurred advertising costs of $1.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.
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
The Company accounts for stock options issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of stock options granted to non-employees is re-measured as the stock options vest, and the resulting change in fair value, if any, is recognized in the Company’s condensed consolidated statement of operations during the period the related services are rendered, generally between one and four years.
Preferred Stock Warrant Liability—Freestanding warrants related to shares that are redeemable or contingently redeemable were classified as a liability on the Company’s condensed consolidated balance sheet. The fully-vested convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other expense, net. As completion of the Company’s initial public offering constituted a liquidation event, the convertible preferred stock warrants were converted into common stock or warrants to purchase common stock, and the liability was reclassified to additional paid-in capital in the third quarter of 2013.
Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carry-forwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided a full valuation allowance reserved against such assets as of March 31, 2014 and December 31, 2013.
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
Deferred Offering Costs—Deferred offering costs consisted primarily of direct incremental costs related to the Company’s public offerings of its common stock. Approximately $0.1 million of deferred offering costs were included in other assets on the Company’s condensed consolidated balance sheet as of December 31, 2013. No deferred offering costs are included as of March 31, 2014. Upon completion of the offerings, these amounts were offset against the proceeds of the offerings.

Recently Issued and Adopted Accounting Pronouncements—Under the Jumpstart Our Business Startups Act (the "JOBS Act"), we qualify as an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”
In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation of unrecognized tax benefit will still be required in the notes to the financial statements. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

NOTE 2.	FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The FASB has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1
Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. For securities, the valuations are based on quoted prices of the security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of March 31, 2014 and December 31, 2013, the Company used Level 1 assumptions for its money market funds.

Level 2
Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2014 and December 31, 2013, the Company did not have any Level 2 financial assets or liabilities.

Level 3
Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of March 31, 2014 and December 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value are as follows (in thousands):

March 31, 2014	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$127,900	$127,900	$—	$—

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—

NOTE 3.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents as of March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$90,274	$110,973
Money market funds	127,900	2,900
Total cash and cash equivalents	$218,174	$113,873

NOTE 4.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Capitalized internal-use software costs	$16,190	$14,030
Computer hardware and software	20,607	17,077
Furniture and fixtures	4,436	1,735
Leasehold improvements	10,460	815
Construction in progress	—	3,622
Total	51,693	37,279
Accumulated depreciation and amortization	(14,410)	(11,485)
Total property, equipment and software, net	$37,283	$25,794
Total depreciation and amortization expense, excluding amortization of internal-use software costs, was $1.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. Amortization expense of internal-use software costs was $1.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Refer to Note 6 for details of the Company's capital lease as of March 31, 2014 and December 31, 2013.

NOTE 5.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of March 31, 2014 and December 31, 2013, consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Payroll and related expenses	$7,805	$10,722
Accrued vacation	3,188	2,220
Professional services	637	650
Accrued credit cards	87	774
Early exercise of unvested stock options	783	1,107
Employee stock purchase plan	2,811	1,427
Other accrued expenses	9,629	4,684
Total accrued and other current liabilities	$24,940	$21,584

NOTE 6.	CAPITAL LEASES
Property and equipment at March 31, 2014 and December 31, 2013 included $2.7 million and $0.6 million, respectively, acquired under capital lease agreements of which the majority consists of computer hardware and software. There was $0.1 million and $0 of accumulated depreciation of property and equipment acquired under these capital leases at March 31, 2014 and December 31, 2013, respectively. The related depreciation is included in depreciation expense.

Approximate remaining future minimum lease payments under these non-cancelable capital leases as of March 31, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 9 months)	$658
2015	893
2016	883
2017	96
Thereafter	—
Total minimum lease payments	$2,530
Less: amount representing interest and taxes	(185)
Less: current portion of minimum lease payments	(777)
Capital lease obligations, net of current portion	$1,568

NOTE 7.	OTHER INCOME (EXPENSE)—NET
Other income (expense)—net for the three months ended March 31, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Gain (loss) on foreign translation	$(29)	$(556)
Other non-operating income (loss), net	10	37
Total other income (expense)—net	$(19)	$(519)

NOTE 8.	DEBT
Loan Facility—On December 20, 2013, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Facility") with certain lenders, including Comerica Bank, as administrative agent for the lenders. The Loan Facility provides for an $80.0 million revolving credit facility, with a $5.0 million letter of credit subfacility and a $1.5 million swingline subfacility, and a $20.0 million secured term loan facility. The Loan Facility permits the Company, subject to certain requirements, to request an increase in the maximum revolving commitments under the Loan Facility by up to $25.0 million in additional revolving commitments. Revolving loans may be advanced under the Loan Facility in amounts up to the lesser of the $80.0 million maximum and a borrowing base equal to 85% of the value of eligible accounts receivable. The borrowing base is subject to certain reserves and eligibility criteria. Comerica may also issue letters of credit under the subfacility up to $5.0 million, provided that the aggregate amount of advances outstanding under the revolving facility, the subfacility and the swingline facility do not exceed the lesser of the $80.0 million maximum and the borrowing base amount. If at any time the aggregate amounts outstanding under the revolving facility, the letter of credit subfacility and the swingline facility exceed the lesser of the $80.0 million maximum and the borrowing base then in effect, then the Company must make a prepayment in an amount sufficient to eliminate the excess. Term loans equal to $20.0 million were advanced to the Company under the term loan facility during December 2013. Loan proceeds may be used for general corporate purposes. The Company may prepay revolving loans and term loans under the Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.

Revolving loans bear interest, at our option, at (i) a base rate determined pursuant to the terms of the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.75% to 3.50%. Term loans bear interest, at our option, at (i) a base rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 3.75% to 4.50%. In each case, the spread is based on the cash reflected on our balance sheet for the preceding fiscal quarter. The base rate is determined by taking the greatest of (i) the prime rate announced by Comerica, (ii) the federal funds rate plus 1.0% and (iii) the daily adjusting LIBOR rate plus 1.0%. Interest is due and payable quarterly in arrears for base rate loans. Interest is due and payable at the end of an interest period (or at each three months interval in the case of loans with interest periods greater than three months) for LIBOR rate loans. Term loans will be repaid in quarterly principal installments of approximately $1.3 million commencing in January 2015, with any remaining principal, together with all accrued and unpaid interest, due and payable on December 20, 2018. Principal, together with all accrued and unpaid interest, on the revolving loans are due and payable on December 20, 2016.
The Company is required to maintain certain financial covenants under the Loan Facility, including the following:
EBITDA. The Company is required to maintain specified quarterly EBITDA, which is defined for this purpose, with respect to any fiscal period as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (ii) depreciation and amortization, income tax expense, total interest expense paid or accrued, non-cash stock-based compensation expense, costs and expenses from permitted acquisitions up to certain limits, costs and expenses in connection with the Loan Facility and any other expenses agreed with Comerica and the lenders less (iii) all extraordinary and non-recurring revenues and gains (including income tax benefits).
Liquidity ratio. Under the Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and certain other domestic financial institutions and the aggregate amount of all eligible accounts receivable to (ii) all indebtedness owing to the lender of the Loan Facility must be at least 1.10 to 1.00.

The terms of the Loan Facility also require the Company to comply with certain non-financial covenants. As of March 31, 2014, the Company was in compliance with each of the financial and non-financial covenants.
Future Payments
Future principal payments of long-term debt as of March 31, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 9 months)	$—
2015	5,000
2016	5,000
2017	5,000
2018	5,000
Total	20,000
Less: current portion of long-term debt	(1,250)
Long-term debt, net of current portion	$18,750
As of March 31, 2014, the $7.4 million balance outstanding under the revolving credit facility had a maturity date of December 20, 2016, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying consolidated balance sheet. Additionally, the debt liabilities on the condensed consolidated balance sheet are net of $0.6 million in debt discounts.

NOTE 9.	STOCKHOLDERS’ EQUITY
Follow-on Offering

In February 2014, the Company completed an underwritten follow-on public offering of its common stock in which 2,000,000 shares of common stock were sold by the Company and 3,000,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $61.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $122.0 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $115.4 million.
Reserved Shares of Common Stock—The Company’s shares of capital stock reserved for issuance as of March 31, 2014 were as follows:

March 31, 2014
Options outstanding	7,417,535
Restricted stock units outstanding	473,137
Available for future stock option and restricted stock unit grants	5,870,342
Available for future employee stock purchase plan purchases	1,656,319
Total shares reserved	15,417,333
2008 Equity Incentive Plan—The 2008 Equity Incentive Plan (the “2008 Plan”) provides for the grant of incentive stock options and nonqualified stock options. The compensation committee of the Company's board of directors has the authority to approve the employees and non-employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock subject to the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which, in the case of incentive stock options, must be at least 100% of the fair market value of the common stock as of the date of grant; and (iv) the duration of the option (which, in the case of incentive stock options, may not exceed 10 years). Options granted under the 2008 Plan generally vest over four years and expire no later than 10 years from the date of grant. The Company has terminated the 2008 Plan for future use, and no further equity awards are to be granted under the 2008 Plan. All outstanding awards under the 2008 Plan will continue to be governed by their existing terms.

Under the terms of the 2008 Plan, certain employees received the right to exercise unvested options. Upon termination of service, an employee’s unvested shares may be repurchased by the Company at the original purchase price. As of March 31, 2014 and December 31, 2013, 241,574 and 315,579 unvested shares, respectively, were subject to repurchase. During the three months ended March 31, 2014 and year ended December 31, 2013, the Company repurchased 8,834 and 5,834 shares of unvested stock, respectively.
2013 Equity Incentive Plan—The Company’s board of directors adopted and the Company’s stockholders approved a 2013 Equity Incentive Plan (the “2013 Plan”), which became effective September 18, 2013.  The 2013 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.

A total of 5,000,000 shares of common stock were reserved for issuance upon initial adoption of the 2013 Plan.  In addition, the shares to be reserved for issuance under the 2013 Plan will also include shares subject to stock options or similar awards granted under the 2008 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan that are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2013 Plan pursuant to this provision is 7,900,000 shares).

The number of shares available for issuance under the 2013 Plan also includes an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of (i) 4,000,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2014, 1,641,299 shares were added to the shares reserved for issuance under the 2013 Plan according to the terms described above.

The compensation committee of the board of directors has the authority to approve the employees and other service providers to whom equity awards are granted and to determine the terms of each award, subject to the terms of the 2013 Plan.  The compensation committee may determine the number of shares subject to an award, except that awards to non-employee members of the board of directors are determined under the Company's Outside Director Compensation Policy.  Options and stock appreciation rights granted under the 2013 Plan must have a per share exercise price equal to at least 100% of the fair market value of a shares of the Company's common stock as of the date of grant and may not expire later than 10 years from the date of grant.

The following tables summarize option award activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2013	7,410,588	$6.97	8.5	$404,106
Options granted (weighted average fair value of $56.97 per share)	369,000	51.16
Options exercised	(287,578)	3.69
Options forfeited	(74,475)	11.82
Balance at March 31, 2014	7,417,535	$9.24	8.2	$253,267
Options vested and expected to vest—March 31, 2014	6,960,374	$8.82	8.2	$240,251
Options vested and exercisable—March 31, 2014	3,100,165	$3.89	7.6	$120,875

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $15.3 million and $11.9 million for the three months ended March 31, 2014 and year ended December 31, 2013, respectively.

Employee Stock-based Compensation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach with the weighted-average assumptions set forth below. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method. Due to the lack of historical exercise activity for our company, the simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Volatility is estimated using comparable public company volatility for similar option terms until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term.
As the Company has never paid cash dividends, and at present, has no intention to pay cash dividends in the future, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience. The Company uses the straight-line method for expense recognition.
The assumptions used to value stock-based awards granted to employees were as follows:

	Three Months Ended
	March 31,	December 31,
	2014	2013

Expected term (years)	6.3	5.3–6.6
Volatility	55.6%	53.8%–64.9%
Risk-free interest rate	1.85%	1.04%–1.88%
Dividend yield	—	—

The following table summarizes the allocation of stock-based compensation and restricted stock expense for employees and non-employees in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$252	$27
Research and development	987	391
Sales and marketing	2,167	512
General and administrative	1,551	635
Total *	$4,957	$1,565

*	The table above includes the impact of the issuance of restricted stock at fair value.
As of March 31, 2014 and December 31, 2013, unamortized stock-based compensation expense related to unvested common stock options was $32.2 million and $21.7 million, respectively. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.6 years.
Options to Non-employees—The Company did not grant any stock options to non-employees for the three months ended March 31, 2014. The Company granted 5,000 stock options to non-employees for the three months ended March 31, 2013. The definition of an employee includes a non-employee director of the Company. Stock options granted to non-employees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to non-employees is expensed when vested.
The Company recorded $0 and $0.1 million of stock-based compensation expense for options issued to non-employees under the 2008 Plan for three months ended March 31, 2014 and 2013, respectively. Options to non-employees of 3,900 and 8,900 were outstanding as of March 31, 2014 and December 31, 2013, respectively.

Restricted Stock—The Company issued no shares pursuant to restricted stock purchase agreements during the three months ended March 31, 2014 and 2013, respectively.
Restricted Stock Units (RSUs)— During the three months ended March 31, 2014, the Company granted 97,585 RSUs, 4,000 shares of common stock were issued upon vesting of RSUs and 2,850 RSUs were canceled. For the three months ended March 31, 2014, the Company recognized stock-based compensation expense associated with the RSUs of $1.8 million. At March 31, 2014, unrecognized compensation expense related to the RSUs was $19.1 million. The unrecognized compensation expense will be amortized on a straight-line basis through 2018.
Employee Stock Purchase Plan

In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the IPO, the first offering period started October 1, 2013 and will end on May 31, 2014.  At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2014, total compensation costs related to rights to purchase shares of common stock under the ESPP but not yet vested were approximately $1.8 million, which will be recognized over the offering period.

The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

Three Months Ended
March 31, 2014

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
Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company had net losses for the three months ended March 31, 2014 and 2013, all potential shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(11,225)	$(8,072)
Weighted-average shares used to compute basic and diluted net loss per share	34,033	8,298
Basic and diluted net loss per share	$(0.33)	$(0.97)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Convertible preferred stock	—	19,479
Employee stock options	7,418	6,904
Shares subject to repurchase	242	—
Restricted stock units (RSUs)	473	—
Employee stock purchase plan	114	—
Convertible preferred stock warrants	—	267
	8,247	26,650

NOTE 11.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business.  Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, related to foreign income taxes and state minimum taxes. The primary difference between the effective tax rate and the federal statutory tax rate in the United States relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and non-deductible stock-based compensation expense.

Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided a full valuation allowance reserved against such assets as of March 31, 2014 and December 31, 2013.

NOTE 12.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administration, research and development and sales and marketing activities in the United States that expire at various dates, with the latest expiration date in 2024.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $3.2 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.
Approximate remaining future minimum lease payments under these non-cancelable operating leases as of March 31, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 9 months)	$4,611
2015	13,571
2016	15,839
2017	15,815
2018	14,512
Thereafter	53,622
$117,970
Please refer to Note 6 for details of the Company's capital lease commitments as of March 31, 2014 and December 31, 2013.
Letters of Credit and Bank Guarantees—As of March 31, 2014 and December 31, 2013, the Company had irrevocable letters of credit outstanding in the amount of $4.1 million, for the benefit of a landlord related to non-cancelable facilities leases. The letters of credit have various expiration dates, with the latest being June 2025.
As of March 31, 2014, the Company had $2.3 million in bank guarantees for security deposits for the Company's London, United Kingdom and Paris, France office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
Indemnification Agreements—In the ordinary course of business, the Company enters into agreements providing for indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, or condensed consolidated statements of cash flows.
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

The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
North America	$62,647	$32,849
All Other Countries	11,750	5,363
Total revenue	$74,397	$38,212
The following table summarizes total long-lived assets in the respective locations (in thousands):

	March 31,	December 31,
	2014	2013
North America	$33,637	$23,956
All Other Countries	3,646	1,838
Total long-lived assets	$37,283	$25,794

During the three months ended March 31, 2014 and 2013, no single customer represented 10% or more of revenue. As of March 31, 2014 and December 31, 2013, no single agency or advertiser represented 10% or more of accounts receivable.

NOTE 15.	SUBSEQUENT EVENTS
No subsequent events occurred that would require adjustment to the financial statements or disclosures included in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"). The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertain expectations of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial and operating results;

•	our ability to maintain an adequate rate of revenue growth;

•	our capital investment plans and our ability to effectively manage those investments;

•	our growth strategy;

•	our future operating expenses, including changes in research and development, sales and marketing and general and administrative expenses;

•	our ability to timely and effectively adapt our existing technology;

•	our ability to introduce new offerings that gain market acceptance;

•	our ability to continue to expand internationally;

•	our ability to fulfill covenants and obligations under our existing business agreements;

•	our ability to manage our cash to meet our liquidity needs;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our plans to use the proceeds from our initial and follow-on public offerings;

•	future acquisitions of or investments in complementary companies or technologies;

•	our expectations concerning relationships with third parties; and

•	the effects of seasonal trends on our results of operations.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.
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
Our Artificial Intelligence, or AI, system autonomously purchases ad spots, or impressions, one at a time, on advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition. We believe that our customers value our solution, as our revenue retention rate was 161% and 168% for the twelve months ended March 31, 2014 and December 31, 2013, respectively. We define our “revenue retention rate” with respect to a given twelve-month period as (i) revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period. For the past twelve trailing months, as of March 31, 2014, our active customer base included over 80 of the Advertising Age 100 Leading National Advertisers and over 55 of the Fortune 100 companies.  Additionally, we now have 96 customers with more than $1 million in lifetime spend with us, with 49 of these 96 trusting us with over $2 million in lifetime spend.

Our solution is designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. For the three months ended March 31, 2014 and 2013, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. We have successfully run advertising campaigns for products and brands ranging from consumer products to luxury automobiles to travel and had served well over 220 billion impressions as of March 31, 2014. We provide a differentiated solution that is simple, powerful, scalable and extensible across geographies, industry verticals and advertising channels. As of March 31, 2014, our computational infrastructure supported over 34,000 CPU cores in eight data centers and housed 17 petabytes of compressed data.

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

Our contracts typically have a term of less than one year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “Note 1—Nature of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included in Part I, Item 1.

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

Key Metrics
We monitor the key metrics set forth below to help us evaluate growth, establish budgets, measure the effectiveness of our research and development and sales and marketing and other investments, and assess our operational efficiencies. Revenue is discussed under the headings “—Components of Our Results of Operations” and “—Results of Operations.” Revenue less media costs and adjusted EBITDA are discussed under the heading “—Non-GAAP Financial Performance Metrics.” Number of active customers is discussed below (in thousands, except number of active customers):

	Three Months Ended
	March 31,
	2014	2013
Revenue	$74,397	$38,212
Revenue less media costs (non-GAAP)	44,690	21,566
Adjusted EBITDA (non-GAAP)	(3,736)	(4,625)
Number of active customers	1,251	560
Number of Active Customers
We define an active customer as a customer from whom we recognized revenue in the last three months. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business. For example, the number of active customers, excluding active customers originating through our licensing agreement with a Japanese advertising agency, was flat from December 31, 2013, to March 31, 2014.
Non-GAAP Financial Performance Metrics
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles, or GAAP, we provide investors with the following financial measures that are not prepared in accordance with GAAP.

Revenue Less Media Costs
Revenue less media costs is a non-GAAP financial measure defined by us as GAAP revenue less media costs. Media costs consist of costs for advertising impressions we purchase from real-time advertising exchanges or through other third parties. We believe that revenue less media costs is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the performance of our solution in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.
A limitation of revenue less media costs is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Management compensates for these limitations by also relying on the comparable GAAP financial measures of revenue, cost of revenue and total operating expenses. The following table presents a reconciliation of revenue less media costs to revenue for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue	$74,397	$38,212
Less: Media costs	29,707	16,646
Revenue less media costs	$44,690	$21,566

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before income tax (expense) benefit, interest expense, net, depreciation and amortization (excluding amortization of internal-use software), stock-based compensation expense and change in fair value of convertible preferred stock warrant liability. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operating plans and to determine bonus payouts. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.
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

The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(11,225)	$(8,072)
Adjustments:
Interest expense, net	414	124
Income tax expense	314	54
Depreciation and amortization expense (excluding amortization of internal-use software)	1,804	607
Stock-based compensation expense	4,957	1,565
Change in fair value of convertible preferred stock warrant liability	—	1,097
Total adjustments	7,489	3,447
Adjusted EBITDA	$(3,736)	$(4,625)

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
A limitation of adjusted net loss is that it is a measure that may be unique to us and may not enhance the comparability of our results to other companies in the same industry that define adjusted net loss differently. This measure may also exclude expenses that may have a material impact on our reported financial results. Our management compensates for these limitations by also considering the comparable GAAP financial measure of net loss.
The following table presents a reconciliation of adjusted net loss to net loss for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(11,225)	$(8,072)
Adjustments:
Stock-based compensation expense	4,957	1,565
Change in fair value of convertible preferred stock warrant liability	—	1,097
Tax impact of the above items	—	—
Adjusted net loss	$(6,268)	$(5,410)
Adjusted diluted net loss per share	$(0.18)	$(0.65)
Weighted average shares used in computing adjusted diluted net loss per share	34,033	8,298

Factors Affecting Our Performance
We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:

Investment in Growth
We plan to invest for long-term growth. We have invested and will continue to invest in research and development to enhance our solution and create additional offerings, in sales and marketing to acquire new customers and reinforce our relationships with existing customers and in our infrastructure, including our IT, financial and administrative systems and controls, data centers and leasehold improvements. We expect our capital expenditures to increase significantly in 2014 compared to 2013. We are also investing to further automate our business processes with the goal of enhancing our profitability. We believe that these investments will contribute to our long-term growth, although they will reduce our profitability in the near term. We also believe that as our sales team becomes more seasoned, we will experience an increase in sales productivity over the long term.
Technology Enhancements and Customer Satisfaction

We will continue to make improvements to our technology platform that may have an impact on both our gross profit margin and our performance against advertiser objectives. While our technology improvements in recent quarters have enabled significant margin improvement, we do not currently expect the margin performance achieved in recent quarters to continue to improve. We expect that our margin may be impacted not only by technology improvements, but also by competitive pressures, our commitment to satisfying advertiser objectives, the impact of seasonality in the advertising business, the supply and demand dynamics of real-time advertising exchange-traded media, and the number and types of campaigns that we run and customers that we serve as we scale our business.

Ability to Increase Penetration in All Channels
Historically, our revenue has predominantly come from display advertising, which has constituted the majority of online advertising. Our future performance is dependent on our continued ability to penetrate and grow our revenue in display, as well as mobile, social and video channels. These latter channels are now growing faster than display. Our technology platform is scalable and extensible across all channels, so technology will not be a barrier to penetration of mobile, social and video channels; however, we may face sales and marketing challenges as we expand into these channels and increase our offerings. We believe that our future success depends in part on the successful introduction of new offerings that expand our capabilities in video, mobile and brand advertising, and our ability to market and cross-sell the full suite of Rocket Fuel offerings to our customers.
Customer Growth and Retention
While we have a significant customer base, we must continue to attract new customers, and gain a larger amount of our current customers’ advertising budgets, to continue our growth. Our number of active customers more than doubled from 560 as of March 31, 2013 to 1,251 as of March 31, 2014. However, in the three months ended March 31, 2014, we also experienced a decline in average customer spend compared to the same period in 2013, as well as a decline in spend by some of our larger customers. This contributed to the slowing rate of revenue growth on a percentage basis that we experienced in the first quarter of 2014. We have experienced a slowing rate of revenue growth on a percentage basis since the third quarter of 2013. We expect the slowing rate of revenue growth on a percentage basis to continue in the second quarter of 2014.
We compete for advertising budget with a variety of companies, including companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In the first quarter of 2014, we experienced a decline in revenue from some customers when they adopted platforms such as these.
Our ability to continue growing revenue will depend in part upon the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors, including agency trading desks; our ability to extend our self-service platform offering, which is currently only available to our licensee in Japan; our ability to market and cross-sell our full suite of offerings and increase our larger customers' spend with us; and the rate at which new sales personnel (including those hired in the first quarter of 2014) become productive.
Our revenue retention rate was 161% for the twelve months ended March 31, 2014, 168% for the twelve months ended December 31, 2013, and 175% for the twelve months ended December 2012. When customers that use our platform increase their spend in absolute dollars, the year-over-year percentage increases in spend are on average smaller, which affects our revenue retention rate.

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
We generate revenue by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through social and video channels. For the three months ended March 31, 2014 and 2013, direct-response campaigns, which are focused on generating specific consumer purchases or responses, contributed approximately two-thirds of our revenue, while brand campaigns, which are focused on lifting brand metrics, contributed the remaining one-third of our revenue. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts usually provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order. An insertion order is a contract that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “—Nature of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included in Part I, Item 1.
Cost of Revenue
Cost of revenue consists primarily of media costs, and to a lesser extent, personnel costs, depreciation expense, amortization of internal-use software development costs on revenue-producing technologies, third-party inventory validation and data vendor costs, hosting costs and allocated costs. Media costs consist primarily of costs for advertising impressions we purchase from real-time advertising exchanges and other third parties, which are expensed when incurred. We typically pay these advertising exchanges on a per impression basis. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. These personnel costs are primarily attributable to individuals maintaining our servers and members of our network operations group, which initiates, sets up and launches advertising campaigns. We capitalize costs associated with software that is developed or obtained for internal-use and amortize these costs in cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Cost of revenue also includes third-party data center costs and depreciation of data center equipment. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.
Operating Expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, and, to a lesser extent, professional fees and allocated costs. Personnel costs for each category of operating expense generally include salaries, bonuses and commissions for sales personnel, stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives, and as a result, we expect research and development expenses to increase in absolute dollars in future periods.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including commissions) and to a lesser extent, allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales organization focuses on (i) marketing our solution to generate awareness; (ii) increasing the adoption of our solution by existing and new advertisers; and (iii) expanding our international business, primarily by growing our sales team in certain countries in which we currently operate and establishing a presence in additional countries. We expect sales and marketing expenses to increase in absolute dollars in future periods. In particular, we expect to incur additional marketing costs to support the launch of new offerings.

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
Change in fair value of convertible preferred stock warrant liability.  During 2013, 2012 and 2011, we had two outstanding warrants to purchase shares of our capital stock. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our initial public offering, or IPO, in September 2013, one of the warrants was automatically converted into shares of common stock and the other warrant was converted into a warrant to purchase shares of common stock, which was exercised by the holder following the completion of the IPO. As such, beginning with the fourth quarter of 2013, we are no longer required to remeasure the value of the converted common stock warrant, and therefore, no further charges or credits related to such warrant will be made to other income and expense.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Consolidated Statements of Operations Data:
Revenue	$74,397	$38,212
Cost of revenue (1)	37,535	20,671
Gross profit	36,862	17,541
Operating expenses:
Research and development (1)	7,241	2,412
Sales and marketing (1)	29,759	16,230
General and administrative (1)	10,340	5,177
Total operating expenses	47,340	23,819
Loss from operations	(10,478)	(6,278)
Other expense, net:
Interest expense	(414)	(124)
Other income (expense)—net	(19)	(519)
Change in fair value of convertible preferred stock warrant liability	—	(1,097)
Other expense, net	(433)	(1,740)
Loss before income taxes	(10,911)	(8,018)
Provision for income taxes	(314)	(54)
Net loss	$(11,225)	$(8,072)
Loss per share:
Net loss per share, basic and diluted	$(0.33)	$(0.97)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$252	$27
Research and development	987	391
Sales and marketing	2,167	512
General and administrative	1,551	635
Total *	$4,957	$1,565

*	The table above includes the impact of the issuance of restricted stock at fair value.

	Three Months Ended
	March 31,
	2014	2013
Consolidated Statements of Operations Data: *
Revenue	100%	100%
Cost of revenue	50	54
Gross profit	50	46
Operating expenses:
Research and development	10	6
Sales and marketing	40	42
General and administrative	14	14
Total operating expenses	64	62
Loss from operations	(14)	(16)
Other expense, net:
Interest expense	(1)	—
Other expense—net	—	(1)
Change in fair value of convertible preferred stock warrant liability	—	(3)
Other expense, net	(1)	(5)
Loss before income taxes	(15)	(21)
Provision for income taxes	—	—
Net loss	(15)%	(21)%

*	Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2014 and 2013
Revenue

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in thousands, except percentages)
Revenue	$74,397	$38,212	95%

Revenue increased $36.2 million, or 95%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Revenue from the display channel was $45.4 million, or 61%, of revenue and $33.6 million, or 88%, of revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue growth was attributable in part to growth in revenue from channels other than display. Revenue from other channels was $29.0 million, or 39%, of revenue and $4.6 million, or 12%, of revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue from the display channel increased by $11.8 million, or 35%, and revenue from other channels increased by $24.4 million, or 530%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The $24.4 million increase in other channel revenue was primarily from the mobile channel, which was 26% of revenue for the three months ended March 31, 2014, followed by the social channel and then the video channel.

The increase in revenue was attributable to both increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by a decline in revenue from some customers when they adopted third-party self-service platforms. The number of active customers increased from 560 as of March 31, 2013 to 1,251 as of March 31, 2014. Within the 1,251 active customers, 145 active customers originated through our licensing agreement with a Japanese advertising agency. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 124% increase in the number of campaigns during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Due to the higher number of campaigns, the volume of impressions delivered increased by 87% during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The average cost per mille (or cost per thousand impressions), or CPM, increased by 4%, and revenue less media costs as a percentage of revenue increased to 60% from 56% during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Revenue from outside of North America increased by 119% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Revenue from outside of North America, as a percentage of revenue, increased to 16% from 14% during the three months ended March 31, 2014 and 2013, respectively.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in thousands, except percentages)
Cost of revenue	$37,535	$20,671	82%
Gross profit	$36,862	$17,541	110%
Gross margin	50%	46%
Headcount (at period end)	58	22	164%

Cost of revenue increased by $16.9 million, or 82%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in media costs from $16.6 million to $29.7 million and, to a lesser extent, an increase in personnel costs of $1.4 million, an increase in depreciation and amortization of capitalized internal-use software and other fixed assets of $1.1 million, an increase in data and inventory validation costs of $0.6 million, and an increase in hosting costs of $0.4 million. The $13.1 million increase in media costs was due to our increased sales volume. Media costs represented approximately 40% and 44% of revenue in the three months ended March 31, 2014 and 2013, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal-use software was $1.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Gross profit increased by 110% primarily due to the increase in revenue less media costs from $21.6 million to $44.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2014. This increase was due to technology and scale-driven efficiencies. Gross margin increased from 46% for the three months ended March 31, 2013 to 50% for the three months ended March 31, 2014. Our gross profit margins are driven by continued advancements in our artificial intelligence and Big Data technologies. The increase was primarily due to decreases in media costs by 4%, partially offset by increases in other fixed costs by less than 1%, in each case as a percentage of revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Research and Development

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in thousands, except percentages)
Research and development	$7,241	$2,412	200%
Percent of revenue	10%	6%
Headcount (at period end)	129	68	90%

Research and development expense increased by $4.8 million, or 200%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in personnel expense of $3.4 million and, to a lesser extent, to an increase in allocated costs of $0.9 million and an increase in professional services costs of $0.3 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.

We capitalized internal-use software development costs of $2.1 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase was due to additional headcount devoted to internal-use software development.

Sales and Marketing

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in thousands, except percentages)
Sales and marketing	$29,759	$16,230	83%
Percent of revenue	40%	42%
Headcount (at period end)	418	229	83%

Sales and marketing expense increased by $13.5 million, or 83%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in personnel expense of $9.6 million and, to a lesser extent, an increase in allocated costs of $2.6 million, an increase in travel and related expenses of $0.8 million, and an increase in marketing expenses of $0.7 million. The increase in personnel expense was primarily due to significant expansion of our sales force and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our sales and marketing headcount increased by 83% and our commission expense increased by 25% during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to our focus on (i) marketing our solution to generate awareness, (ii) increasing the adoption of our solution by existing and new advertisers and (iii) establishing a presence in international markets. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.

General and Administrative

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in thousands, except percentages)
General and administrative	$10,340	$5,177	100%
Percent of revenue	14%	14%
Headcount (at period end)	105	59	78%

General and administrative expense increased by $5.2 million, or 100%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to an increase in personnel expense of $3.4 million and, to a lesser extent, to an increase in allocated costs of $0.8 million, an increase in professional services of $0.3 million, an increase in other miscellaneous expenses of $0.2 million, and an increase in depreciation expense of $0.1 million. The increase in personnel costs was driven primarily by increased stock-based compensation expense and increased headcount. The increase in third-party professional services was primarily due to increased accounting and legal services necessary to support a public company. We also continued to invest in our infrastructure and in recruiting services to grow our general and administrative headcount. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Other miscellaneous expenses primarily includes local taxes, fees and charitable contributions.

Other Expense, Net

	Three Months Ended
	March 31,		% Change
	2014	2013	2014 vs 2013
	(in thousands)
Interest expense	$(414)	$(124)	234%
Gain (loss) on foreign currency translation	(29)	(556)	(95)%
Other income (expense)—net	10	37	(73)%
Change in fair value of convertible preferred stock warrant liability	—	(1,097)	(100)%
Total other expense, net	$(433)	$(1,740)	(75)%
The decrease in other expense, net, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily relates to revaluations of convertible preferred stock warrants during 2013 which were converted to equity in September 2013, and, to a lesser extent, to movements within foreign currency translations, partially offset by interest related to our additional borrowings under our revolving credit facility and term debt.
Provision for Income Taxes
Our provision for income taxes of $0.3 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, primarily relates to taxes due in foreign jurisdictions.
Liquidity and Capital Resources
From our incorporation in March 2008 through September 2013, we financed our operations, capital expenditures and working capital needs through private sales of convertible preferred stock, lines of credit and term debt. We received net proceeds of $60.6 million from the issuance of convertible preferred stock between 2008 and 2012. In September 2013, we completed our initial public offering whereby we sold 4,000,000 shares of common stock and certain of our stockholders sold 600,000 shares of common stock. The public offering price of the shares sold in the initial public offering was $29.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds to us from the initial public offering were $116.0 million. After deducting underwriters’ discounts and commissions, and estimated offering expenses, the aggregate net proceeds we received totaled approximately $103.3 million.
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
The Loan Facility provides for an $80.0 million secured accounts receivable formula-based revolving credit facility, with a $5.0 million letter of credit subfacility, a $1.5 million swingline subfacility and a $20.0 million secured term loan facility. The Loan Facility permits us, subject to certain requirements, to request an increase in the maximum revolving commitments under the Loan Facility by up to $25.0 million. We used proceeds of the initial extension of credit under the Loan Facility to refinance $26.9 million of revolving loans and term loans under the Existing Loan Facility.
In February 2014, we completed an underwritten follow-on public offering of our common stock in which 2,000,000 shares of common stock were sold by us and 3,000,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $61.00 per share. We did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to us were $122.0 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds we received totaled approximately $115.4 million.
As of March 31, 2014, we had cash and cash equivalents of $218.2 million and $26.9 million in debt obligations relating to the Existing Loan Facility from Comerica. As of March 31, 2014, we had the ability to borrow up to an additional $46.9 million under the Existing Loan Facility based on our accounts receivable balance. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2014.

We believe that our existing cash and cash equivalents balance, together with the undrawn balance under the Loan Facility, will be sufficient to meet our business requirements for at least the next twelve months. During 2014 we plan to continue to significantly increase our capital expenditures to support our growth, including expenditures on additional hardware, such as data centers and related equipment, and leasehold improvements. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, particularly if we decide to pursue a material acquisition or other strategic investment. Our future cash requirements and the adequacy of available funds will depend on many factors, including those set forth in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors.”
If we require additional cash, we may attempt to raise additional capital through private equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional funds, we would also take other measures to reduce expenses to offset any shortfall.
Our current debt obligations under the Loan Facility require us to maintain compliance with certain financial covenants, with the most significant covenant being a requirement to maintain a specified minimum quarterly adjusted EBITDA (defined for this purpose as earnings before interest expense, income tax expense, depreciation, amortization and other specified cash and noncash charges). Based on our projections, we believe we will maintain compliance with the debt covenants through 2014. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
There can be no assurances that we will be able to raise additional capital or obtain such waivers or amendments of the Loan Facility on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(1,201)	$(5,620)
Cash flows used in investing activities	(11,215)	(3,464)
Cash flows provided by financing activities	116,693	9,962
Effects of exchange rates on cash	24	(38)
Increase (decrease) in cash and cash equivalents	$104,301	$840

Operating Activities
Our primary source of cash from operating activities is from collections of receivables for advertising billings. Our primary use of cash in operating activities is for the payment to exchanges for media costs. Cash used in operating activities is primarily influenced by the volume of sales to advertisers and advertising agencies representing advertisers, as well as by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Cash used in operating activities has typically been generated from net losses and further increased by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense.
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 101 and 113 days as of March 31, 2014 and March 31, 2013, respectively. Our contracts with advertising exchanges typically are based on the standard payment terms of the advertising exchanges. During the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash provided by (used in) operations for any period presented.
Three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014, cash used in operating activities was $1.2 million, resulting from a net loss of $11.2 million, offset by non-cash expenses of $8.0 million, which included depreciation, amortization, stock-based compensation expense, excess tax benefit from stock-based activity and the provision for doubtful accounts. These non-cash expenses increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining cash of $2.0 million was provided by the net change in working capital items, most notably a decrease in accounts payable of $5.0 million, related to the timing of payments, compensation and other general expenses and an increase in prepaid and other assets of $3.6 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company. These amounts were partially offset by (i) a decrease in accounts receivable of $7.2 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies and (ii) an increase in deferred rent of $3.6 million. However, our days sales outstanding decreased from 113 to 101 from March 31, 2013 to March 31, 2014, respectively, due to improved operational processes.

For the three months ended March 31, 2013, cash used in operating activities was $5.6 million, resulting from a net loss of $8.1 million, offset by non-cash expenses of $4.1 million, which included depreciation, amortization, stock-based compensation expense and the change in fair value of preferred stock warrant liability. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining use of funds of $1.6 million was from the net change in working capital items, most notably a decrease in accounts payable of $1.8 million related to the timing of payments partially offset by increase in accrued liabilities of $0.9 million, related to the timing of compensation and other general expenses. There was an increase in accounts receivable of $0.6 million due to an increase in billings for advertising campaigns as well as timing of payments from domestic and international customers and agencies and an increase in prepaid expenses and other current assets of $0.2 million primarily due to the timing of payments for rent, insurance and other operating costs.
Investing Activities
During the three months ended March 31, 2014 and 2013, investing activities consisted of purchases of property and equipment, including hardware and software to support our growth as well as capitalized internal-use software development costs. During the three months ended March 31, 2014, such activities also consisted of $2.3 million in restricted cash required to be deposited with financial institutions for security deposits for our London, United Kingdom and Paris, France office lease agreements. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.
Financing Activities
Three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, cash provided by financing activities was $116.7 million, consisting primarily of $116.5 million in proceeds from our follow-on public offering completed on February 5, 2014, partially offset by $1.0 million in cash used to pay costs related to our follow-on public offering. Cash was also provided by $1.1 million in proceeds from the exercise of stock options.
During the three months ended March 31, 2013, cash provided by financing activities amounted to $10.0 million, consisting of $10.0 million in borrowings under our Comerica line of credit.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 31, 2014 or December 31, 2013 other than the operating leases and indemnification agreements described below.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss or condensed consolidated statements of cash flows.
Operating Leases
We lease various office facilities, including our corporate headquarters in Redwood City, California and various sales offices, under operating lease agreements that expire through March 2025. Included within these operating lease agreements is our new headquarters facility, which expires in December 2019 and a new sales office in New York, NY, which expires in March 2025.
Contractual Obligations and Known Future Cash Requirements
There have been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Commitments
As of March 31, 2014, our principal commitments consisted of obligations under the Loan Facility that were scheduled to mature at various dates through December 2018 and operating leases for our offices, as well as capital lease agreements on computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$117,970	$7,038	$31,099	$30,415	$49,418
Capital lease obligations	2,530	881	1,649	—	—
Term debt (1)	20,000	1,250	10,000	8,750	—
Revolving credit facility (2)	7,444	—	7,444	—	—
Total minimum payments	$147,944	$9,169	$50,192	$39,165	$49,418

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.75% to 4.50%, which was equal to 3.90%, as of March 31, 2014, and is scheduled to mature in December 2018.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.75% to 3.50%, which was equal to 2.90%, as of March 31, 2014, and has a final maturity date in December 2016.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The phrase "disclosure controls and procedures" refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II

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

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 25 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry
Our limited operating history makes it difficult to evaluate our business and prospects.
We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, the rate of growth has declined in recent quarters. We may not be able to slow or reverse this decline in the revenue growth rate and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining customers and maintaining relationships with advertising agencies; and developing new offerings.
Our current operational infrastructure may require changes for us to scale our business efficiently and effectively to keep pace with demand for our solution, and achieve long-term profitability. If we fail to implement these changes on a timely basis, or if we are unable to implement them effectively or at all due to factors beyond our control or other reasons, our business may suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future. As a growing company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

•	develop and offer a competitive technology platform and offerings that meet our advertising customers’ needs as they change;

•	build a reputation for a superior solution and create trust and long-term relationships with advertisers and advertising agencies;

•	distinguish ourselves from competitors in our industry;

•	maintain and expand our relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.

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
Our business has grown rapidly. We rely heavily on information technology, or IT, systems to manage critical functions such as advertising campaign management and operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls, data centers and leasehold improvements. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solution. If we do not adapt to meet these evolving growth challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.
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
We incurred net losses of $11.2 million and $8.1 million, for three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $55.7 million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth, primarily due to substantial investments in our business and increasing our headcount by approximately 87% from March 31, 2013 to March 31, 2014. We expect our cost of revenue and operating expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by adding sales, marketing and related support employees in existing and new territories, adding engineering employees to support continued investments in our technology platform and offerings, and adding general and administrative employees to support our growth and expansion.
We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results to fall below our expectations or those of investors or analysts.
Our quarterly and annual operating results have fluctuated in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to fall below the expectations of investors and securities analysts, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	the addition or loss of new advertisers and advertising agencies;

•	changes in demand and pricing for our solution;

•	the seasonal nature of our customers’ spending on digital advertising campaigns;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the pricing of advertising inventory or of other third-party services;

•	the introduction of new technologies, product or service offerings by our competitors;

•	changes in our customers’ advertising budget allocations, agency affiliations, or marketing strategies;

•	changes and uncertainty in the regulatory environment for us or our advertisers;

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
If we are unable to attract new advertising customers and sell additional and new offerings to our existing customers, our revenue growth will be adversely affected.
To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers (both of which are often represented by advertising agencies) to purchase additional offerings from us. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solution to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our solution tend to increase their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return as frequently as, advertisers who have used our solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. In the three months ended March 31, 2014, we experienced a decline in average customer spend compared to the same period in 2013, as well as a decline in spend by some of our larger customers. If we are unable to continue to attract new advertisers or obtain new business from existing advertisers, our revenue growth and our business may be adversely affected. We have experienced a slowing rate of revenue growth since the third quarter of 2013, which we expect will continue in the second quarter of 2014. Our ability to slow or reverse this declining rate of growth will depend in part upon the successful introduction of new offerings and our ability to cross-sell our full suite of offerings. We operate in a highly competitive market and there can be no assurance that these new offerings will gain significant levels of market acceptance.
If the use of “third party cookies” is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, our performance could decline and we could lose advertisers and revenue.
We use “cookies” (small text files) to gather important data to help deliver our solution. These cookies are placed through an Internet browser on an Internet user’s computer and correspond to a data set that we keep on our servers. Our cookies are known as "third party" cookies because we do not have a direct relationship with the Internet user. Our cookies collect anonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertisers’ websites. On mobile devices, we may also obtain location based information about the user’s device. We use these cookies to help us achieve our advertisers’ campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement too frequently, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies to help us decide whether to bid on, and how much to bid on, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser’s campaign, and undermine the effectiveness of our solution.
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by Internet users, we will be able to set fewer of our cookies in browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to indicate Internet users in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our solution.
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
As the use of cookies has received ongoing media attention over the past three years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. Microsoft’s Internet Explorer 10 includes a “Do Not Track” setting that is selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
Our international expansion subjects us to additional costs and risks and may not yield returns, including anticipated revenue growth, in the foreseeable future, and our continued expansion internationally may not be successful.
Our significant investment in international expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, the Netherlands, France, Italy, Spain and Sweden. We established subsidiaries in Germany and Canada in 2013. In addition, in 2012, we made arrangements with a software platform licensee to make our solution available in Japan. We expect to significantly expand our international operations in the future.
Our international expansion and the integration of international operations present challenges and risks to our business and require significant attention from our management, finance, analytics, operations, sales and engineering teams to support advertising campaigns abroad. For example, as a direct result of our relationship with our Japan licensee, we have undertaken engineering and other work to support campaigns for Japanese advertisers and localize our technology platform for language, currency and time zone, and have made substantial investments to train our Japan licensee’s sales team to sell our solution in Japan. Moreover, our Japan licensee is a wholly-owned subsidiary of a large advertising agency holding company, which has other subsidiaries that may offer services that compete with us. As a result, there is a risk that conflicts of interest may arise that could reduce our ability to gain market share in the Japanese market. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, could interfere with our ability to offer our solution competitively to advertisers and advertising agencies in one or more countries and expose us or our employees to fines and penalties. In some cases, our advertisers might impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements might differ significantly from the requirements applicable to our business in the United States and could require engineering and other costly resources to accommodate. Laws and regulations that could impact us include but are not limited to tax laws, employment laws, data privacy regulations, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. We will likely incur significant operating expenses as a result of our international expansion, and it may not be successful. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad, fluctuations in foreign currency exchange rates and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.
We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours, or that may operate to limit our access to advertisers' budgets even if our solution is more effective. These factors could result in declining revenue, or inability to grow our business.
Competition for our advertisers’ advertising budgets is intense. We also expect competition to increase as the barriers to enter our market are low. Increased competition may force us to charge less for our solution, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors include traditional advertising networks; advertising agencies themselves, and companies that offer demand side and data management platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data. In the first quarter of 2014, we experienced a decline in revenue from some customers that adopted demand side and data management platforms such as these.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers we may be unable to compete for advertisers' budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers.
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
Our ability to continue growing revenue will depend in part upon the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors, including agency trading desks; and our ability to extend our self-service platform offering, which is currently only available to our licensee in Japan.

We have been dependent on display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.
Historically, our customers have predominantly used our solution for display advertising, and the substantial majority of our revenue is derived from advertisers, typically through their agencies, that use our solution for display advertising. We expect that display advertising will continue to be a significant channel used by our customers. Recently, the market for display advertising, excluding mobile, social and video, has been declining as overall display advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our display solution could decline. In addition, many of our customers may think of us as only providing display advertising solutions, and we must develop marketing strategies that help our sales representatives cross-sell non-display products to our existing customer base. Our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, financial condition and results of operations.
We have historically relied, and expect to continue to rely, on a small number of customers for a significant portion of our revenue. The loss of any of these customers could significantly harm our business, financial condition and results of operations.
A relatively small number of customers have historically accounted for a majority of our revenue. For the three months ended March 31, 2014 and March 31, 2013, our top 20 customers accounted for 26% and 35% of our revenue, respectively. However, no customer accounted for 10% or more of our revenue during the respective period. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully attract or retain new or existing customers or if existing customers run fewer advertising campaigns with us, defer or cancel their insertion orders, or terminate their relationship with us altogether, whether through the actions of their agency representatives or otherwise, our business, financial condition and results of operations would be harmed.

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
Suppliers control the bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on our use of their inventory, including restrictions that prohibit the placement of advertisements on behalf of certain advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that we select and may not be able to replace inventory that is no longer made available to us.
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

•	Unfavorable revenue recognition or other accounting or tax treatment as a result of an acquired company’s practices;

•	The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management and timely reporting;

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
We have invested significant resources in our sales and marketing teams to educate potential and prospective advertisers and advertising agencies about the value of our solution across display, mobile, social and video channels. Real-time bidding through real-time advertising exchanges is still a small part of the overall display, mobile, social and video digital advertising markets. We often spend substantial time and resources explaining how our solution can optimize advertising campaigns in real time, and responding to requests for proposals from potential advertisers and their advertising agencies, including developing material specific to the needs of such potential advertisers. Our business depends in part upon advertisers’ confidence, and the confidence of the advertising agencies that represent those advertisers, that our use of real-time advertising exchanges to purchase inventory is superior to other methods of purchasing digital advertising across all channels. Our business also depends in part on our ability to effectively market our expanded offerings in the video, mobile and social channels, brand solutions and our self-service platform. We may not be successful in attracting new advertisers despite our investment in our business development, sales and marketing organizations.
If we do not effectively grow and train our sales team, we may be unable to add new customers or increase sales to our existing customers, and our business would be adversely affected.
We are substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Our ability to slow or reverse an expected second quarter 2014 decline in our revenue growth rate during the second half of 2014 will depend, in part, on the pace at which sales personnel hired during the first quarter of 2014 become productive. In the first quarter of 2014, we experienced a rate of increase in sales team productivity that was lower than the rate we experienced in past periods. Our current sales team is primarily trained and experienced in selling to advertising agencies, which often control an advertiser’s budget. If more of our business shifts to direct relationships with brand advertisers, we may not have an adequately trained sales team to support that shift and to sell products effectively to those advertisers. Display advertising has historically represented the majority of our business. As we expand our offerings within mobile, social and video channels and with our self-service platform, our current sales team will be required to spend time learning new offerings and becoming more effective at cross-selling. The rate of growth in sales productivity for those individuals may not improve in the near term. In addition, new hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base through cross-selling, our business would be adversely affected.
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
We are undergoing rapid growth. We had approximately 710 employees (603 in the United States and 107 employees overseas) as of March 31, 2014, compared with approximately 380 employees (330 and 50 employees, respectively), as of March 31, 2013. We intend to further expand our overall headcount and operations both domestically and internationally, and we cannot provide assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
Through 2013, our historical revenue growth partially masked seasonal fluctuations in advertising activity. However, as our revenue growth rate declines and/or to the extent seasonal advertising patterns become more pronounced, seasonality could cause material fluctuations on our quarterly cash flows and operating results.
Our revenue, cash flow from operations, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our advertisers’ spending on digital advertising campaigns. For example, advertisers tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Our historical revenue growth through 2013 partially masked the impact of seasonality, but as growth rate declines and to the extent seasonal spending becomes more pronounced, seasonality could cause material fluctuations on our revenue, cash flow, operating results and other key operating and performance metrics from period to period.

We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of March 31, 2014, no single agency or advertiser represented 10% or more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering legislation related to online advertising and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers and publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online, and could reduce the demand for our solution or otherwise harm our business, financial condition and results of operations. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past and could cause us in the future, to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable information about consumers, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations.

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
We receive representations from advertisers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our advertisers that they maintain adequate privacy policies that allow us to place pixels on their websites and collect data from users that visit those websites to aid in delivering our solution. However, we do not independently verify whether we are permitted to deliver advertising to our advertisers’ Internet users or that the content of the advertisements we deliver is legally permitted. If any of our advertisers’ representations are untrue and our advertisers do not abide by foreign, federal, state or local laws or regulations governing their content or privacy practices, we could become subject to legal claims against us, we could be exposed to potential liability (for which we may or may not be indemnified by our customers), and our reputation could be damaged.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with advertisers, advertising agencies, and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments would harm our business, financial condition and results of operations.
We have identified material weaknesses in our internal controls in the past, and if we do not continue to develop effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business could suffer as a result.
When we are no longer an “emerging growth company,” as defined in the JOBS Act, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. We will need to disclose any material weaknesses (as defined by SEC rules) in our internal controls over financial reporting that are identified by our management, as well as provide a statement that our independent registered public accounting firm has issued an opinion on our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until our first annual report filed with the SEC following the later of (i) the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or (ii) the date we are no longer an emerging growth company.
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
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances (as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. If, as a result, our operating results fall below the expectations of investors and securities analysts, our stock price could decline. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, allowance for doubtful accounts, accounting for internal use software and income taxes.
Our loan agreement contains operating and financial covenants that restrict our business and financing activities.
Borrowings under our loan agreement with certain lenders and Comerica Bank, or Comerica, as agent for the lenders, are secured by substantially all of our assets, including our intellectual property. Our loan agreement also restricts our ability to, among other things:

•	dispose of or sell our assets;

•	make material changes in our business or management;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments;

•	enter into transactions with affiliates; and

•	payoff or redeem subordinated indebtedness.
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
As of March 31, 2014, we had $218.2 million in cash and cash equivalents. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. Portions of the proceeds from our initial public offering are invested in our operating accounts with third-party financial institutions in amounts that exceed FDIC insurance limits.
Our business is subject to the risk of earthquakes, fire, power outages, floods and other catastrophic events, and to other interruptions due to natural or human causes.
We maintain servers at co-location facilities in California, New Jersey, Nevada, Virginia, Germany, the Netherlands and Hong Kong that we use to deliver advertising campaigns for our advertisers, and expect to add other data centers at co-location facilities in the future. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, fires, floods, nuclear disasters, war, acts of terrorism, vandalism or other criminal activities, infectious disease outbreaks and power outages, any of which could render it difficult or impossible for us to operate our business for some period of time. For example, in October 2012, Hurricane Sandy caused our former data center in New York to cease operations because of storm damage, which caused us to divert online traffic to other facilities. Our corporate headquarters and the co-location facility where we maintain data used in our business operations are both located in the San Francisco Bay Area, a region known for seismic activity. If we were to lose the data stored in our California co-location facility, it could take at least a full day to recreate this data in our Nevada co-location facility, which could result in a material negative impact on our business operations, and potential damage to our advertiser and advertising agency relationships. If one of our facilities were to suffer damage, it would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations, and harm our reputation. In addition, we may not carry sufficient business interruption insurance to compensate for the losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our common stock has been volatile and the value of our common stock could decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through May 9, 2014, our common stock has ranged in price from a low of $19.31 to a high of $71.89. The price has declined significantly since the end of the first quarter of 2014. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of financial results, new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us, our competitors or others in our industry sector;

•	price and volume fluctuations in the overall U.S. and foreign stock markets from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of investors or securities analysts;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	subsequent sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on us from any of the other risks cited herein.
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
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Our business results may vary significantly from our guidance due to a number of factors, many of which are outside of our control, and many of which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would likely decline, as it did following our announcement of guidance for the second quarter of fiscal 2014 on May 8, 2014.

The concentration of our capital stock ownership with insiders could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 48% of the outstanding shares of our common stock based on the number of shares outstanding as of March 31, 2014. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of the extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sale of Unregistered Securities

None.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-190695), which was declared effective on September 19, 2013. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

Dated: May 15, 2014

ROCKET FUEL INC.
By:	/s/ J. Peter Bardwick
J. Peter Bardwick
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2(1)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS(2)	XBRL Instance Document					X
101.SCH(2)	XBRL Taxonomy Schema Linkbase Document					X
101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF(2)	XBRL Taxonomy Definition Linkbase Document					X
101.LAB(2)	XBRL Taxonomy Labels Linkbase Document					X
101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document					X

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