Form 10-Q
period 2014-06-30
Rocket Fuel Inc.
filed 2014-08-14
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On July 31, 2014, 35,854,036 shares of the registrant's common stock, par value $0.001, were outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Stockholders' Equity	7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

PART II. - OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	70
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

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$203,540	$113,873
Accounts receivable, net	93,941	90,502
Deferred tax assets	207	207
Prepaid expenses	2,526	2,164
Other current assets	17,797	3,962
Total current assets	318,011	210,708
Property, equipment and software, net	56,234	25,794
Restricted cash	2,227	—
Other assets	1,315	1,006
Total assets	$377,787	$237,508
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,976	$39,910
Accrued and other current liabilities	22,891	21,584
Deferred revenue	1,375	918
Current portion of capital leases	2,566	203
Current portion of debt	9,743	7,243
Total current liabilities	79,551	69,858
Long-term debt—Less current portion	17,168	19,568
Capital leases—Less current portion	4,744	412
Deferred rent—Less current portion	19,629	3,909
Deferred tax liabilities	207	207
Other liabilities	499	387
Total liabilities	121,798	94,341
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value— 1,000,000,000 authorized as of June 30, 2014 and December 31, 2013, respectively; 35,825,272 and 32,825,992 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	36	33
Additional paid-in capital	321,403	187,624
Accumulated other comprehensive loss	10	(15)
Accumulated deficit	(65,460)	(44,475)
Total stockholders’ equity	255,989	143,167
Total liabilities and stockholders’ equity	$377,787	$237,508

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$92,642	$54,369	$167,039	$92,581
Cost of revenue	46,923	28,981	84,458	49,652
Gross profit	45,719	25,388	82,581	42,929
Operating expenses:
Research and development	8,434	3,711	15,675	6,123
Sales and marketing	33,789	18,419	63,548	34,649
General and administrative	12,135	5,775	22,475	10,952
Total operating expenses	54,358	27,905	101,698	51,724
Loss from operations	(8,639)	(2,517)	(19,117)	(8,795)
Other expense, net:
Interest expense	(514)	(229)	(928)	(353)
Other income (expense)—net	(425)	151	(444)	(368)
Change in fair value of convertible preferred stock warrant liability	—	(1,258)	—	(2,355)
Other expense, net	(939)	(1,336)	(1,372)	(3,076)
Loss before income taxes	(9,578)	(3,853)	(20,489)	(11,871)
Provision for income taxes	(181)	14	(496)	(40)
Net loss	$(9,759)	$(3,839)	$(20,985)	$(11,911)
Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.46)	$(0.61)	$(1.43)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	35,172	8,396	34,606	8,347

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(9,759)	$(3,839)	$(20,985)	$(11,911)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(7)	(10)	25	(41)
Comprehensive loss	$(9,766)	$(3,849)	$(20,960)	$(11,952)

(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2013	32,825,992	$33	$187,624	$(15)	$(44,475)	$143,167
Issuance of common stock upon exercises of employee stock options, net of repurchases	797,822	1	2,473	—	—	2,474
Issuance of common stock upon vesting of restricted stock units	26,606	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(3,598)	—	(53)	—	—	(53)
Issuance of common stock from follow-on offering, net of issuance costs	2,000,000	2	115,401	—	—	115,403
Issuance of common stock in connection with employee stock purchase plan	178,450	—	3,792	—	—	3,792
Stock-based compensation	—	—	12,003	—	—	12,003
Foreign currency translation adjustment	—	—	—	25	—	25
Tax benefit from stock-based award activity	—	—	163	—	—	163
Net loss	—	—	—	—	(20,985)	(20,985)
Balance—June 30, 2014	35,825,272	$36	$321,403	$10	$(65,460)	$255,989

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(20,985)	$(11,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,940	2,882
Provision for doubtful accounts	(260)	16
Stock-based compensation	11,241	3,600
Amortization of debt discount	101	1
Excess tax benefit from stock-based activity	(163)	—
Loss (gain) on disposal of property, equipment and software	228	(5)
Change in fair value of preferred stock warrant liability	—	2,355
Changes in operating assets and liabilities:
Accounts receivable	(3,179)	(12,464)
Prepaid expenses	(362)	123
Other current assets	(13,835)	30
Other assets	(417)	(137)
Accounts payable	(248)	8,181
Accrued and other liabilities	(1,301)	4,094
Deferred rent	15,749	10
Deferred revenue	457	603
Other liabilities	112	—
Net cash used in operating activities	(5,922)	(2,622)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(19,141)	(2,603)
Capitalized internal-use software development costs	(3,555)	(3,020)
Restricted cash	(2,203)	—
Net cash used in investing activities	(24,899)	(5,623)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in follow-on public offering, net of underwriting discounts and commission	116,510	—
Issuance costs related to initial and follow-on public offering	(1,380)	(298)
Proceeds from exercise of vested common stock options	1,875	51
Proceeds from early exercise of unvested common stock options	17	770
Repurchases of common stock options early exercised	(13)	(1)
Excess tax benefit from stock-based activity	163	—
Proceeds from issuance of common stock from employee stock purchase plan	3,792	—
Tax withholdings related to net share settlements of restricted stock units	(53)	—
Repayment of capital lease obligations	(430)	—
Borrowings from line of credit	—	5,000
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	—	(113)
Net cash provided by financing activities	120,481	15,409

	Six Months Ended
	June 30,
	2014	2013
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7	(75)
CHANGE IN CASH AND CASH EQUIVALENTS	89,667	7,089
CASH AND CASH EQUIVALENTS—Beginning of period	113,873	14,896
CASH AND CASH EQUIVALENTS—End of period	$203,540	$21,985
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$205	$123
Cash paid for interest	791	302
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$9,079	$828
Offering costs recorded in accrued liabilities	32	1,933
Property, plant and equipment acquired under capital lease obligations	7,350	—
Vesting of early exercised options	576	140
Stock-based compensation capitalized in internal-use software costs	762	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of an artificial-intelligence digital advertising solution. The Company is headquartered in Redwood City, California, and has offices in various cities across the United States. The Company established a wholly-owned subsidiary in the United Kingdom in 2011 and in Canada in 2013. The United Kingdom subsidiary has offices throughout Europe and in Australia and established a wholly-owned subsidiary in Germany in 2013.
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
Fair Value of Financial Instruments—The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital leases, term debt and revolving credit facilities. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable, accounts payable and accrued liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the capital leases, term debt and revolving credit facilities approximates its recorded amount as of June 30, 2014 as the interest rates on the term debt and revolving credit facilities are variable and the rates for each are based on market interest rates after consideration of default and credit risk.
Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.
Restricted Cash—Restricted cash as of June 30, 2014 consists of cash required to be deposited with financial institutions for security deposits for the Company's London, United Kingdom and Paris, France office lease agreements.
Concentration of Credit Risk—Financial instruments, that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at four major financial institutions, which management assesses to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of June 30, 2014, two agencies and no single advertiser accounted for 10% of more of accounts receivable. As of December 31, 2013, no single agency or advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company define a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the three and six months ended June 30, 2014 and 2013, no single customer represented 10% or more of revenue.

The Company also monitors the percentage of revenue that flows through advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two and three agencies would have been associated with 10% or more of revenue during the three and six months ended June 30, 2014, respectively, and two agencies would have been associated with 10% or more of revenue during the three and six months ended June 30, 2013.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$1,090	$468	$1,057	$468
Add: bad debt expense	167	16	201	16
Less: write-offs, net of recoveries	(460)	1	(461)	1
Balance, end of period	$797	$485	$797	$485

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
Internal-Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $2.2 million and $1.5 million in internal-use software costs during the three months ended June 30, 2014 and 2013, respectively, and $4.3 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. These capitalized amounts are included in property, equipment and software—net on the condensed consolidated balance sheets.
Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset, which is generally three years. Amortization expense totaled $1.2 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $2.3 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.
Impairment of Long-lived Assets—The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with an asset are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the three and six months ended June 30, 2014 and 2013.
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
In the normal course of business, the Company frequently contracts with advertising agencies on behalf of their advertiser clients. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because (a) the Company is the primary obligor and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, (iii) selecting the media to fulfill the insertion order, and (iv) performing all billing and collection activities including retaining credit risk, and (b) the Company has the risk of fluctuating costs from its media vendors relative to fixed pricing negotiated with its customers and has discretion in selecting media vendors when fulfilling a customer’s campaign, the Company has concluded that it acts as the principal in the majority of these arrangements and therefore reports revenue earned and costs incurred on a gross basis.
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
Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, certain advertising costs, travel, trade shows and marketing materials. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. The Company incurred advertising costs of $1.8 million and less than $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $3.0 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.
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
Stock-based Compensation—The Company measures compensation expense for all stock-based payment awards, including stock options granted to employees, based on the estimated fair value of the awards on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. Stock-based compensation is recognized on a straight-line basis over the requisite vesting period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company’s actual historical forfeitures.
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
Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Operating loss and tax credit carry-forwards are measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided a full valuation allowance reserved against such assets as of June 30, 2014 and December 31, 2013.
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
Deferred Offering Costs—Deferred offering costs consisted primarily of direct incremental costs related to the Company’s public offerings of its common stock. Approximately $0.1 million of deferred offering costs were included in other assets on the Company’s condensed consolidated balance sheet as of December 31, 2013. No deferred offering costs are included as of June 30, 2014. Upon completion of the offerings, these amounts were offset against the proceeds of the offerings.
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
In July 2013, the FASB issued new guidance related to income tax presentation. The guidance requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation of unrecognized tax benefit will still be required in the notes to the financial statements. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have not yet determined if we will apply this new accounting standard retrospectively or as a cumulative-effect adjustment and are in the process of evaluating the impact of adopting this standard on our financial statements.

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
The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1
Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. For securities, the valuations are based on quoted prices of the security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of June 30, 2014 and December 31, 2013, the Company used Level 1 assumptions for its money market funds.

Level 2
Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2014 and December 31, 2013, the Company did not have any Level 2 financial assets or liabilities.

Level 3
Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of June 30, 2014 and December 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value are as follows (in thousands):

June 30, 2014	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$127,902	$127,902	$—	$—

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—

NOTE 3.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents as of June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$75,638	$110,973
Money market funds	127,902	2,900
Total cash and cash equivalents	$203,540	$113,873

NOTE 4.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Capitalized internal-use software costs	$18,347	$14,030
Computer hardware and software	26,799	17,077
Furniture and fixtures	5,627	1,735
Leasehold improvements	23,352	815
Construction in progress	—	3,622
Total	74,125	37,279
Accumulated depreciation and amortization	(17,891)	(11,485)
Total property, equipment and software, net	$56,234	$25,794
Total depreciation and amortization expense, excluding amortization of internal-use software costs, was $2.7 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $4.5 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense of internal-use software costs was $1.2 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $2.3 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. Refer to Note 6 for details of the Company's capital leases as of June 30, 2014 and December 31, 2013.

NOTE 5.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of June 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Payroll and related expenses	$8,075	$10,722
Accrued vacation	455	2,220
Professional services	492	650
Accrued credit cards	261	774
Early exercise of unvested stock options	513	1,107
Employee stock purchase plan	864	1,427
Other accrued expenses	12,231	4,684
Total accrued and other current liabilities	$22,891	$21,584

NOTE 6.	CAPITAL LEASES
Property and equipment at June 30, 2014 and December 31, 2013 included $8.0 million and $0.6 million, respectively, acquired under capital lease agreements of which the majority consists of computer hardware and software. There was $0.4 million and $0 of accumulated depreciation of property and equipment acquired under these capital leases at June 30, 2014 and December 31, 2013, respectively. The related depreciation is included in depreciation expense.

Approximate remaining future minimum lease payments under these non-cancelable capital leases as of June 30, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 6 months)	$1,451
2015	2,902
2016	2,892
2017	648
Thereafter	—
Total minimum lease payments	$7,893
Less: amount representing interest and taxes	(583)
Less: current portion of minimum lease payments	(2,566)
Capital lease obligations, net of current portion	$4,744

NOTE 7.	OTHER INCOME (EXPENSE)—NET
Other income (expense)—net for the three and six months ended June 30, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain (loss) on foreign translation	$(432)	$97	$(461)	$(459)
Other non-operating income (loss), net	7	54	17	91
Total other income (expense)—net	$(425)	$151	$(444)	$(368)

NOTE 8.	DEBT
Loan Facility—On December 20, 2013, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Facility") with certain lenders, including Comerica Bank, as administrative agent for the lenders. The Company then entered into a First Amendment of the Loan Facility on June 30, 2014. The Loan Facility provides for an $80.0 million revolving credit facility, with a $12.0 million letter of credit subfacility, as amended from $5.0 million, and a $1.5 million swingline subfacility, and a $20.0 million secured term loan facility. The Loan Facility permits the Company, subject to certain requirements, to request an increase in the maximum revolving commitments under the Loan Facility by up to $25.0 million in additional revolving commitments. Revolving loans may be advanced under the Loan Facility in amounts up to the lesser of the $80.0 million maximum and a borrowing base equal to 85% of the value of eligible accounts receivable. The borrowing base is subject to certain reserves and eligibility criteria. Comerica may also issue letters of credit under the subfacility, as amended, up to $12.0 million, provided that the aggregate amount of advances outstanding under the revolving facility, the subfacility and the swingline facility do not exceed the lesser of the $80.0 million maximum and the borrowing base amount. If at any time the aggregate amounts outstanding under the revolving facility, the letter of credit subfacility and the swingline facility exceed the lesser of the $80.0 million maximum and the borrowing base then in effect, then the Company must make a prepayment in an amount sufficient to eliminate the excess. Term loans equal to $20.0 million were advanced to the Company under the term loan facility during December 2013. Loan proceeds may be used for general corporate purposes. The Company may prepay revolving loans and term loans under the Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.

Revolving loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.75% to 3.50%. Term loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 3.75% to 4.50%. In each case, the spread is based on the cash reflected on the Company's balance sheet for the preceding fiscal quarter. The base rate is determined by taking the greatest of (i) the prime rate announced by Comerica, (ii) the federal funds rate plus 1.0% and (iii) the daily adjusting LIBOR rate plus 1.0%. Interest is due and payable quarterly in arrears for base rate loans. Interest is due and payable at the end of an interest period (or at each three months interval in the case of loans with interest periods greater than three months) for LIBOR rate loans. Term loans will be repaid in quarterly principal installments of approximately $1.3 million commencing in January 2015, with any remaining principal, together with all accrued and unpaid interest, due and payable on December 20, 2018. Principal, together with all accrued and unpaid interest, on the revolving loans are due and payable on December 20, 2016.
The Company is required to maintain certain financial covenants under the Loan Facility, including the following:
EBITDA. The Company is required to maintain specified quarterly EBITDA, which is defined for this purpose, with respect to any fiscal period as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (ii) depreciation and amortization, income tax expense, total interest expense paid or accrued, non-cash stock-based compensation expense, costs and expenses from permitted acquisitions up to certain limits, costs and expenses in connection with the Loan Facility and any other expenses agreed with Comerica and the lenders, payroll-related expenses incurred in connection with the exercise of employee stock options up to certain limits, less (iii) all extraordinary and non-recurring revenues and gains (including income tax benefits).
Liquidity ratio. Under the Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and certain other domestic financial institutions and the aggregate amount of all eligible accounts receivable to (ii) all indebtedness owing to the lender of the Loan Facility must be at least 1.10 to 1.00.
The terms of the Loan Facility also require the Company to comply with certain non-financial covenants. As of June 30, 2014, the Company was in compliance with each of the financial and non-financial covenants.
Future Payments
Future principal payments of long-term debt as of June 30, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 6 months)	$—
2015	5,000
2016	5,000
2017	5,000
2018	5,000
Total	20,000
Less: current portion of long-term debt	(2,500)
Long-term debt, net of current portion	$17,500
As of June 30, 2014, the $7.4 million balance outstanding under the revolving credit facility had a maturity date of December 20, 2016, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying consolidated balance sheet. Additionally, the debt liabilities on the condensed consolidated balance sheet are net of $0.5 million in debt discounts.

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
Reserved Shares of Common Stock—The Company’s shares of capital stock reserved for issuance as of June 30, 2014 were as follows:

June 30, 2014
Options outstanding	6,926,466
Restricted stock units outstanding	845,009
Available for future stock option and restricted stock unit grants	5,450,545
Available for future employee stock purchase plan purchases	1,478,069
Total shares reserved	14,700,089
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
Under the terms of the 2008 Plan, certain employees received the right to exercise unvested options. Upon termination of service, an employee’s unvested shares may be repurchased by the Company at the original purchase price. As of June 30, 2014 and December 31, 2013, 180,142 and 315,579 unvested shares, respectively, were subject to repurchase. During the six months ended June 30, 2014 and year ended December 31, 2013, the Company repurchased 19,876 and 5,834 shares of unvested stock, respectively.
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

The following tables summarize option award activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2013	7,410,588	$6.97	8.5	$404,106
Options granted (weighted average fair value of $24.89 per share)	487,408	45.90
Options exercised	(817,698)	2.31
Options forfeited	(153,832)	14.58
Balance at June 30, 2014	6,926,466	$10.09	8.2	$153,917
Options vested and expected to vest—June 30, 2014	6,534,456	$9.68	8.2	$147,117
Options vested and exercisable—June 30, 2014	3,127,695	$5.32	7.7	$80,606

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $12.7 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $28.0 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively.
Employee Stock-based Compensation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach with the weighted-average assumptions set forth below. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method. Due to the lack of historical exercise activity for the Company, the simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Volatility is estimated using comparable public company volatility for similar option terms until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term.
As the Company has never paid cash dividends, and at present, has no intention to pay cash dividends in the future, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience. The Company uses the straight-line method for expense recognition.
The assumptions used to value stock-based awards granted to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Expected term (years)	5.5–6.3	5.9–6.1	5.5–6.3	5.9–6.6
Volatility	57.8%–58.0%	61.7%	55.6%–58.0%	61.7%–64.9%
Risk-free interest rate	1.96%–1.97%	1.04%–1.08%	1.85%–1.97%	1.04%–1.26%
Dividend yield	—	—	—	—

As of June 30, 2014 and December 31, 2013, unamortized stock-based compensation expense related to unvested common stock options was $30.4 million and $21.7 million, respectively. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.4 years.

Options to Non-employees—The Company granted 2,000 and 2,000 stock options to non-employees (other than non-employee directors, who are considered "employees" for purposes of the 2013 Plan) for the three months ended June 30, 2014 and 2013, respectively, and 2,000 and 7,000 stock options to non-employees for the six months ended June 30, 2014 and 2013, respectively. Stock options granted to non-employees are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The fair value of options granted to non-employees is expensed when vested.
The Company recorded stock-based compensation expense for options issued to non-employees of less than $0.1 million and $0.1 million of for three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. Options to non-employees of 5,900 and 8,900 were outstanding as of June 30, 2014 and December 31, 2013, respectively.
Restricted Stock—The Company issued no shares pursuant to restricted stock purchase agreements during the three and six months ended June 30, 2014 and 2013.
Restricted Stock Units (RSUs)—A summary of RSU activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	382,402	55.86
Granted	520,358	35.34
Vested and issued	(26,606)	32.07
Canceled	(31,145)	51.15
Unvested at June 30, 2014	845,009	44.15

The Company recognized stock-based compensation expense associated with the RSUs of $2.5 million and $0 for the three months ended June 30, 2014 and 2013, respectively, and $4.3 million and $0 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, unrecognized compensation expense related to the RSUs was $27.2 million. The unrecognized compensation expense will be amortized on a straight-line basis through 2018. The total fair value of RSUs vested and issued during the three and six months ended June 30, 2014 was $0.6 million and $0.8 million, respectively.
Employee Stock Purchase Plan

In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the Company's initial public offering, the first offering period started on October 1, 2013 and ended on May 31, 2014.  At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2014, total compensation costs related to rights to purchase shares of common stock under the ESPP offering period ending November 30, 2014, but not yet vested were approximately $1.7 million, which will be recognized over the offering period.

The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Expected term (years)	0.5–0.7	0.5–0.7
Volatility	66.2%–77.4%	66.2%–77.4%
Risk-free interest rate	0.06%–0.07%	0.06%–0.07%
Dividend yield	—	—

Equity compensation allocation
The following table summarizes the allocation of stock-based compensation and restricted stock expense for employees and non-employees in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$276	$91	$528	$118
Research and development	1,311	368	2,298	759
Sales and marketing	2,748	808	4,915	1,320
General and administrative	1,664	768	3,215	1,403
Total *	$5,999	$2,035	$10,956	$3,600

*    The table above includes the impact of the issuance of restricted stock at fair value

NOTE 10.	NET INCOME (LOSS) PER SHARE
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
Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company had net losses for the three and six months ended June 30, 2014 and 2013, all potential shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(9,759)	$(3,839)	$(20,985)	$(11,911)
Weighted-average shares used to compute basic and diluted net loss per share	35,172	8,396	34,606	8,347
Basic and diluted net loss per share	$(0.28)	$(0.46)	$(0.61)	$(1.43)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	19,479	—	19,479
Employee stock options	6,926	7,607	6,926	7,607
Shares subject to repurchase	180	—	180	—
Restricted stock units (RSUs)	845	—	845	—
Employee stock purchase plan	42	—	42	—
Convertible preferred stock warrants	—	267	—	267
	7,993	27,353	7,993	27,353

NOTE 11.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business.  Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax provision of $0.2 million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively, related to foreign income taxes and state minimum taxes and $0.5 million and $0.0 million for the six months ended June 30, 2014 and 2013, respectively. The primary difference between the effective tax rate and the federal statutory tax rate in the United States relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and non-deductible stock-based compensation expense.

Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized. Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided a full valuation allowance reserved against such assets as of June 30, 2014 and December 31, 2013.

NOTE 12.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administration, research and development and sales and marketing activities in the United States that expire at various dates, with the latest expiration date in 2024.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $3.6 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $6.8 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively.

Approximate remaining future minimum lease payments under these non-cancelable operating leases as of June 30, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 6 months)	$4,085
2015	15,765
2016	19,363
2017	19,495
2018	18,270
Thereafter	65,417
$142,395
Please refer to Note 6 for details of the Company's capital lease commitments as of June 30, 2014 and December 31, 2013.
Letters of Credit and Bank Guarantees—As of June 30, 2014 and December 31, 2013, the Company had irrevocable letters of credit outstanding in the amount of $5.4 million and $3.4 million, respectively, for the benefit of a landlord related to non-cancelable facilities leases. The letters of credit have various expiration dates, with the latest being June 2025.
As of June 30, 2014, the Company had $2.2 million in bank guarantees for security deposits for the Company's London, United Kingdom and Paris, France office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
Legal Proceedings—The Company is not currently a party to any legal proceedings, litigation, or claims that could materially affect its business, results of operations, cash flows, or financial position. The Company may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As its growth continues, the Company may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect the Company's future financial position, results of operations or cash flows.

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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
North America	$77,924	$48,397	$140,571	$81,246
All Other Countries	14,718	5,972	26,468	11,335
Total revenue	$92,642	$54,369	$167,039	$92,581
The following table summarizes total long-lived assets in the respective locations (in thousands):

	June 30,	December 31,
	2014	2013
North America	$52,695	$23,956
All Other Countries	3,539	1,838
Total long-lived assets	$56,234	$25,794

As of June 30, 2014, two agencies and no single advertiser accounted for 10% of more of accounts receivable. As of December 31, 2013, no single agency or advertiser accounted for 10% or more of accounts receivable.

With respect to revenue concentration, the Company define a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the three and six months ended June 30, 2014 and 2013, no single customer represented 10% or more of revenue.

The Company also monitors the percentage of revenue that flows through advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two and three agencies would have been associated with 10% or more of revenue during the three and six months ended June 30, 2014, respectively, and two agencies would have been associated with 10% or more of revenue during the three and six months ended June 30, 2013.

NOTE 15.	SUBSEQUENT EVENTS
On August 4, 2014, the Company and [x+1], Inc., a Delaware corporation (“[x+1]”) entered into a definitive agreement under which the Company will acquire [x+1] in a cash and stock transaction, with an enterprise value of approximately $230 million. The transaction will be accomplished through the Company’s acquisition of X Plus Two Solutions, Inc., a Delaware corporation of which [x+1] is the sole asset (the “Parent”) pursuant to an Agreement and Plan of Merger, dated as of August 4, 2014 (the “Merger Agreement”). Under the terms of the agreement, if the transaction closes, all outstanding shares of the Parent’s capital stock and options to purchase the Parent’s capital stock will be cancelled in exchange for an aggregate of 5,367,797 shares of the Company’s common stock valued at $130.0 million (based on the average closing price of the twenty trading days preceding August 4, 2014, of $24.22 per share) and $100.0 million in cash, subject to certain adjustments as set forth in the Merger Agreement. The Closing of the Merger is subject to customary closing conditions, including regulatory approvals. The Merger is anticipated to close by early in the fourth quarter of 2014.

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

•
the anticipated closing of the acquisition of [x+1] (including the expectation that the acquisition will close by early in the fourth quarter of 2014) and the expected impact of the acquisition on our financial condition and results of operations;

•	our ability to maintain an adequate rate of revenue growth;

•	our capital investment plans and our ability to effectively manage those investments;

•	our growth strategy;

•	our future operating expenses, including changes in research and development, sales and marketing and general and administrative expenses;

•	our ability to timely and effectively adapt our existing technology;

•	our ability to introduce new offerings that gain market acceptance, including the recently announced expansion of our self-service platform;

•	our ability to continue to expand internationally;

•	our ability to fulfill covenants and obligations under our existing business agreements;

•	our ability to manage our cash to meet our liquidity needs;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our plans to use the proceeds from our initial and follow-on public offerings;

•	future acquisitions of or investments in complementary companies or technologies;

•	our expectations concerning relationships with third parties; and

•	the effects of seasonal trends on our results of operations.
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
Overview
Rocket Fuel is a technology company that has developed an Artificial Intelligence and Big Data-driven predictive modeling and automated decision-making platform. Our Artificial Intelligence, or AI, system autonomously purchases ad spots, or impressions, one at a time, on advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition. As our revenue retention rate was 149% and 168% for the twelve months ended June 30, 2014 and December 31, 2013, respectively. We define our “revenue retention rate” with respect to a given twelve-month period as (i) revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period. For the past twelve trailing months, as of June 30, 2014, our active customer base included 84 of the Advertising Age 100 Leading National Advertisers and 60 of the Fortune 100 companies. Additionally, as of June 30, 2014, we had 100 customers with more than $1 million in lifetime spend with us, with 51 of these 100 trusting us with over $2 million in lifetime spend and 14 of these 100 trusting us with over $5 million in lifetime spend.
Our solution is designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. For the three and six months ended June 30, 2014 and 2013, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. We have successfully run advertising campaigns for products and brands ranging from consumer products to luxury automobiles to travel and had served well over 280 billion impressions as of June 30, 2014. As of June 30, 2014, our computational infrastructure supported over 34,000 CPU cores in eight data centers and housed 17 petabytes of compressed data.

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

In August 2014, we signed a definitive agreement to acquire [x+1], Inc., a provider of programmatic marketing and data management solutions. Under the terms of the agreement, we expect to pay $100 million in cash and approximately 5.4 million shares of our common stock as consideration, which, based on the average of the observed closing prices of our common stock for the 20 trading days prior to the signing of the definitive agreement, represents an enterprise value of $230 million. The transaction is subject to regulatory approvals and satisfaction of customary closing conditions, including Hart-Scott-Rodino clearance in the U.S., and is expected to close by early in the fourth quarter of 2014. See “Note 15 - Subsequent Events” in the notes to our condensed consolidated financial statements included in Part I, Item 1 for additional information regarding our proposed acquisition of [x+1].

We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in research and development to enhance our solution, in sales and marketing to acquire new customers and reinforce our relationships with existing customers and in our infrastructure, including our IT, financial and administrative systems and controls. On August 5, 2014, we entered into an agreement to acquire [x+1]. See “Note 15 - Subsequent Events” in the notes to our condensed consolidated financial statements included in Part I, Item 1. If the transaction closes as anticipated by early in the fourth quarter of 2014, it will result in an increase in our operating expenses on the date we close the transaction. We believe that these investments will contribute to our long-term growth, although they will reduce our profitability in the near term.

Key Metrics
We monitor the key metrics set forth below to help us evaluate growth, establish budgets, measure the effectiveness of our research and development and sales and marketing and other investments, and assess our operational efficiencies. Revenue is discussed under the headings “—Components of Our Results of Operations” and “—Results of Operations.” Revenue less media costs (to be renamed revenue ex-TAC beginning in the third quarter of 2014) and adjusted EBITDA are discussed under the heading “—Non-GAAP Financial Performance Metrics.” Number of active customers is discussed below (in thousands, except number of active customers):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$92,642	$54,369	$167,039	$92,581
Revenue less media costs (non-GAAP)	54,712	29,726	99,402	51,292
Adjusted EBITDA (non-GAAP)	(398)	343	(4,134)	(4,284)
Number of active customers	1,444	784	1,444	784
Number of Active Customers
We define an active customer as a customer from whom we recognized revenue in the last three months. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business. For example, the number of active customers, excluding active customers originating through our licensing agreement with a Japanese advertising agency, was flat from December 31, 2013, to March 31, 2014, but increased by 18% from March 31, 2014 to June 30, 2014.
Non-GAAP Financial Performance Metrics
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles, or GAAP, we provide investors with the following financial measures that are not prepared in accordance with GAAP.
Revenue Less Media Costs (to be renamed Revenue ex-TAC)
Revenue less media costs (to be renamed revenue ex-TAC, but with no changes to the definition, beginning in the third quarter of 2014) is a non-GAAP financial measure defined by us as GAAP revenue less media costs. Media costs consist of costs for advertising impressions we purchase from real-time advertising exchanges or through other third parties. We believe that revenue less media costs is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the performance of our solution in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$92,642	$54,369	$167,039	$92,581
Less: Media costs	37,930	24,643	67,637	41,289
Revenue less media costs	$54,712	$29,726	$99,402	$51,292

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
The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(9,759)	$(3,839)	$(20,985)	$(11,911)
Adjustments:
Interest expense, net	514	229	928	353
Income tax expense	181	(14)	496	40
Depreciation and amortization expense (excluding amortization of internal-use software)	2,667	673	4,471	1,279
Stock-based compensation expense	5,999	2,035	10,956	3,600
Change in fair value of convertible preferred stock warrant liability	—	1,258	—	2,355
Total adjustments	9,361	4,181	16,851	7,627
Adjusted EBITDA	$(398)	$343	$(4,134)	$(4,284)

Beginning in the third quarter of 2014, we will be define its Adjusted EBITDA as net loss before income tax (expense) benefit, interest and other expenses, depreciation and amortization expense (excluding amortization of internal use software), stock-based compensation expense, acquisition related and other expenses; payroll tax expense related to stock-based compensation expense and changes in the fair value of convertible preferred stock warrant liability.
Acquisition related and other expenses: We will be excluding the effect of acquisition related and other expenses and the effect of restructuring expenses from our non-GAAP operating expenses and net income/ (loss) measures. We will incur significant expenses in connection with our pending acquisition and also incurred certain other operating expenses or income, which we generally would not have otherwise incurred as a part of our continuing operations. Acquisition related and other expenses consist of personnel related costs for transitional employees, other acquired employee related costs, stock-based compensation expenses (in addition to the stock-based compensation expenses described above), integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net. Substantially all of the stock-based compensation expenses included in acquisition related and other expenses resulted from unvested options assumed in acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the original terms of those options. We believe it is useful for investors to understand the effects of these items on our total operating expenses. Acquisition related expenses generally diminish over time with respect to acquisitions, we generally will incur these expenses in connection with any future acquisitions.
Payroll tax expense related to stock-based compensation. We will exclude payroll tax expense related to stock-based compensation expense because, without excluding these tax expenses, investors would not see the full effect that excluding share-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which factors may vary from period to period independent of the operating performance of our business. Similar to share-based compensation expense, we believe that excluding this payroll tax expense provides investors and management with greater visibility to the underlying performance of our business operations and facilitates comparison with other periods as well as the results of other companies.

The following tables present a reconciliation of adjusted EBITDA to net loss for each of the periods indicated (in thousands) using the current definition and the definition which will be used beginning in the third quarter of 2014:

Adjusted EBITDA as previously disclosed
	Three Months Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014
Net income (loss)	$(8,072)	$(3,839)	$(6,860)	$(2,161)	$(11,225)	$(9,759)
Adjustments:
Interest expense	124	229	251	313	414	514
Income tax expense	54	(14)	133	112	314	181
Depreciation and amortization (excluding amortization of internal use software)	607	673	781	2,407	1,804	2,667
Stock-based compensation	1,565	2,035	2,653	4,589	4,957	5,999
Change in fair value of preferred stock warrants	1,097	1,258	2,385	—	—	—
Total adjustments	3,447	4,181	6,203	7,421	7,489	9,361
Adjusted EBITDA	$(4,625)	$343	$(657)	$5,260	$(3,736)	$(398)

Adjusted EBITDA with revised definition
	Three Months Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014
Net income (loss)	$(8,072)	$(3,839)	$(6,860)	$(2,161)	$(11,225)	$(9,759)
Adjustments:
Interest expense	124	229	251	313	414	514
Income tax expense	54	(14)	133	112	314	181
Depreciation and amortization (excluding amortization of internal use software)	607	673	781	2,407	1,804	2,667
Stock-based compensation	1,565	2,035	2,653	4,589	4,957	5,999
Change in fair value of preferred stock warrants	1,097	1,258	2,385	—	—	—
Other income (expense) - net	519	(151)	(155)	95	19	425
Acquisition related and other expenses	—	—	—	—	—	100
Payroll tax expense related to stock-based compensation	10	3	136	14	210	185
Total adjustments	3,976	4,033	6,184	7,530	7,718	10,071
Adjusted EBITDA	$(4,096)	$194	$(676)	$5,369	$(3,507)	$312

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
The following table presents a reconciliation of adjusted net loss to net loss for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(9,759)	$(3,839)	$(20,985)	$(11,911)
Adjustments:
Stock-based compensation expense	5,999	2,035	10,956	3,600
Change in fair value of convertible preferred stock warrant liability	—	1,258	—	2,355
Tax impact of the above items	—	—	—	—
Adjusted net loss	$(3,760)	$(546)	$(10,029)	$(5,956)
Adjusted diluted net loss per share	$(0.11)	$(0.07)	$(0.29)	$(0.71)
Weighted average shares used in computing adjusted diluted net loss per share	35,172	8,396	34,606	8,347

Factors Affecting Our Performance
We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Investment in Growth
We plan to invest for long-term growth. We have invested and will continue to invest in research and development to enhance our solution and create additional offerings, in sales and marketing to acquire new customers and reinforce our relationships with existing customers and in our infrastructure, including our IT, financial and administrative systems and controls, data centers and leasehold improvements. We expect our capital expenditures to increase significantly in 2014 compared to 2013. We are also investing to further automate our business processes with the goals of scaling our business while maintaining customer satisfaction and enhancing our profitability. We believe that these investments will contribute to our long-term growth, although they will reduce our profitability in the near term. In the second quarter of 2014, we saw operating expenses increase as a percent of revenue, and we anticipate this trend to continue at least through the second half of 2014.
If we complete our proposed acquisition of [x+1], it will represent a significant investment in long-term growth. However, there are a number of risks associated with the proposed acquisition as well. See “Risk Factors - We may invest in or acquire other businesses, such as our proposed acquisition of [x+1]. These activities require significant management attention and could disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.”
Technology Enhancements and Customer Satisfaction

We will continue to make improvements to our technology platform that may have an impact on both our gross profit margin and our performance against advertiser objectives. While our technology improvements have enabled strong margins, we do not currently expect the margins achieved in recent quarters to improve. We expect that our margin may be impacted not only by technology improvements, but also by competitive pressures, our commitment to satisfying advertiser objectives, the impact of seasonality in the advertising business, the supply and demand dynamics of real-time advertising exchange-traded media, our product mix, and the number and types of campaigns that we run and customers that we serve as we scale our business.

Ability to Increase Penetration in All Channels
Historically, our revenue has predominantly come from display advertising, which has constituted the majority of online advertising. Our future performance is dependent on our continued ability to penetrate and grow our revenue in display, as well as mobile, social and video channels. These latter channels are now growing faster than display. Our technology platform is scalable and extensible across all channels, so technology will not be a barrier to penetration of mobile, social and video channels; however, we have experienced and may continue to experience sales and marketing challenges as we expand into these channels and increase our offerings. We believe that our future success depends in part on the successful introduction of new offerings that expand our capabilities in video, mobile and brand advertising, and our ability to market and cross-sell the full suite of Rocket Fuel offerings to our customers.
Customer Growth and Retention; Competition
We must continue to attract new customers, and gain a larger amount of our current customers’ advertising budgets, to continue our growth. Our number of active customers increased from 784 as of June 30, 2013 to 1,444 as of June 30, 2014, contributing to revenue growth from $54.4 million for three months ended June 30, 2013, to $92.6 million for the three months ended June 30, 2014. New customers generally spend less than customers that have used our solution for longer periods of time. We also experienced decreased spending in the first half of 2014 by larger customers (measured by the amount of spend) who also spent with us in the same period ended June 30, 2013. Adding new customers that tend to spend less and declining spend from larger and longer tenured customers contributed to the slowing rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013, which we expect will continue for the remainder of 2014.
Our revenue retention rate was 149% for the twelve months ended June 30, 2014, 168% for the twelve months ended December 31, 2013, and 175% for the twelve months ended December 2012.
We compete for advertising budget with a variety of companies, including agency trading desks and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In our experience, it is our larger and longer tenured customers who are more likely to reduce their spend with us in favor of self-service platforms, agency trading desks, or other media strategies. In the first half of 2014, we experienced a decline in revenue from some customers when they utilized agency trading desks to a greater extent or adopted self-serve platforms. Furthermore, agencies are effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. In July 2014, we announced an expansion of our self-service platform to the United States and Europe, which we believe will allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers.
Our ability to continue growing revenue will also depend in part upon the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors; our ability to improve our relationships with and identify opportunities to work collaboratively with agencies and agency trading desks; our ability to market and cross-sell our full suite of offerings and increase our larger customers' spend with us; and the rate at which new sales personnel become productive and we add new customers. While we experienced a decline in sales productivity in the second quarter of 2014 in North America, we continue to believe that as our sales team becomes more seasoned, we will experience an increase in sales productivity over the long term.
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. Over the last quarter we have noted an expanding trend of customer concerns about inventory quality on real-time advertising exchanges that impacts the entire industry. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance.
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
We generate revenue by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through social and video channels. For the three and six months ended June 30, 2014 and 2013, direct-response campaigns, which are focused on generating specific consumer purchases or responses, contributed approximately two-thirds of our revenue, while brand campaigns, which are focused on lifting brand metrics, contributed the remaining one-third of our revenue. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order. An insertion order is a contract that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “—Nature of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included in Part I, Item 1.
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
Change in fair value of convertible preferred stock warrant liability.  During 2013, 2012 and 2011, we had two outstanding warrants to purchase shares of our capital stock. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our initial public offering, or IPO, in September 2013, one of the warrants was automatically converted into shares of common stock and the other warrant was converted into a warrant to purchase shares of common stock, which was exercised by the holder following the completion of the IPO. As such, beginning with the fourth quarter of 2013, we were no longer required to remeasure the value of the converted common stock warrant, and therefore, no further charges or credits related to such warrant will be made to other income and expense.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue	$92,642	$54,369	$167,039	$92,581
Cost of revenue (1)	46,923	28,981	84,458	49,652
Gross profit	45,719	25,388	82,581	42,929
Operating expenses:
Research and development (1)	8,434	3,711	15,675	6,123
Sales and marketing (1)	33,789	18,419	63,548	34,649
General and administrative (1)	12,135	5,775	22,475	10,952
Total operating expenses	54,358	27,905	101,698	51,724
Loss from operations	(8,639)	(2,517)	(19,117)	(8,795)
Other expense, net:
Interest expense	(514)	(229)	(928)	(353)
Other income (expense)—net	(425)	151	(444)	(368)
Change in fair value of convertible preferred stock warrant liability	—	(1,258)	—	(2,355)
Other expense, net	(939)	(1,336)	(1,372)	(3,076)
Loss before income taxes	(9,578)	(3,853)	(20,489)	(11,871)
Provision for income taxes	(181)	14	(496)	(40)
Net loss	$(9,759)	$(3,839)	$(20,985)	$(11,911)
Loss per share:
Net loss per share, basic and diluted	$(0.28)	$(0.46)	$(0.61)	$(1.43)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$276	$91	$528	$118
Research and development	1,311	368	2,298	759
Sales and marketing	2,748	808	4,915	1,320
General and administrative	1,664	768	3,215	1,403
Total *	$5,999	$2,035	$10,956	$3,600

*	The table above includes the impact of the issuance of restricted stock at fair value.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data: *
Revenue	100%	100%	100%	100%
Cost of revenue	51	53	51	54
Gross profit	49	47	49	46
Operating expenses:
Research and development	9	7	9	7
Sales and marketing	36	34	38	37
General and administrative	13	11	13	12
Total operating expenses	59	51	61	56
Loss from operations	(9)	(5)	(11)	(9)
Other expense, net:
Interest expense	(1)	—	(1)	—
Other expense—net	—	—	—	—
Change in fair value of convertible preferred stock warrant liability	—	(2)	—	(3)
Other expense, net	(1)	(2)	(1)	(3)
Loss before income taxes	(10)	(7)	(12)	(13)
Provision for income taxes	—	—	—	—
Net loss	(11)%	(7)%	(13)%	(13)%

*	Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2014 and 2013
Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Revenue	$92,642	$54,369	70%	$167,039	$92,581	80%

Revenue increased $38.3 million, or 70%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Revenue from the display channel was $51.9 million, or 56%, of revenue and $44.6 million, or 82%, of revenue for the three months ended June 30, 2014 and 2013, respectively. Revenue growth was attributable in part to growth in revenue from channels other than display. Revenue from other channels was $40.8 million, or 44%, of revenue and $9.8 million, or 18%, of revenue for the three months ended June 30, 2014 and 2013, respectively. Revenue from the display channel increased by $7.3 million, or 16%, and revenue from other channels increased by $31.0 million, or 317%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The $31.0 million increase in other channel revenue was primarily from the mobile channel, which was 31% of revenue for the three months ended June 30, 2014, followed by the social channel and then the video channel.

The increase in revenue was attributable to both increased spending by certain existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from 784 as of June 30, 2013 to 1,444 as of June 30, 2014. Within the 1,444 active customers, 140 active customers originated through our licensing agreement with a Japanese advertising agency. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 118% increase in the number of campaigns during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Due to the higher number of campaigns, the volume of impressions delivered increased by 72% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The average cost per mille (or cost per thousand impressions), or CPM, decreased by 1%, and revenue less media costs as a percentage of revenue increased to 59% from 55% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Revenue from outside of North America increased by 146% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Revenue from outside of North America, as a percentage of revenue, increased to 16% from 11% during the three months ended June 30, 2014 and 2013, respectively.

Revenue increased $74.5 million, or 80%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Revenue from the display channel was $96.9 million, or 58%, of revenue and $77.8 million, or 84%, of revenue for the six months ended June 30, 2014 and 2013, respectively. Revenue growth was attributable in part to growth in revenue from channels other than display. Revenue from other channels was $70.2 million, or 42%, of revenue and $14.8 million, or 16%, of revenue for the six months ended June 30, 2014 and 2013, respectively. Revenue from the display channel increased by $19.1 million, or 25%, and revenue from other channels increased by $55.3 million, or 374%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The $55.3 million increase in other channel revenue was primarily from the mobile channel, which was 29% of revenue for the six months ended June 30, 2014, followed by the social channel and then the video channel.

The increase in revenue was attributable to both increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by a decline in revenue from some customers when they adopted third-party self-service platforms. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 120% increase in the number of campaigns during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Due to the higher number of campaigns, the volume of impressions delivered increased by 79% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The average cost per mille (or cost per thousand impressions), or CPM, increased by 1%, and revenue less media costs as a percentage of revenue increased to 60% from 55% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Revenue from outside of North America increased by 134% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Revenue from outside of North America, as a percentage of revenue, increased to 16% from 12% during the six months ended June 30, 2014 and 2013, respectively.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Cost of revenue	$46,923	$28,981	62%	$84,458	$49,652	70%
Gross profit	$45,719	$25,388	80%	$82,581	$42,929	92%
Gross margin	49%	47%		49%	46%
Headcount (at period end)	58	43	35%

Cost of revenue increased by $17.9 million, or 62%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily due to an increase in media costs from $24.6 million to $37.9 million and, to a lesser extent, an increase in data and inventory validation costs of $1.5 million, an increase in depreciation and amortization of capitalized internal-use software and other fixed assets of $1.0 million, an increase in personnel costs of $0.7 million and an increase in hosting costs of $0.5 million. The $13.3 million increase in media costs was due to our increased sales volume. Media costs represented approximately 41% and 45% of revenue in the three months ended June 30, 2014 and 2013, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal-use software was $1.2 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. Gross profit increased by 80% primarily due to the increase in revenue less media costs from $29.7 million to $54.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2014. This increase was due to technology and scale-driven efficiencies. Gross margin increased from 47% for the three months ended June 30, 2013 to 49% for the three months ended June 30, 2014. Our gross profit margins are driven by continued advancements in our artificial intelligence and Big Data technologies. The increase in gross margin was primarily due to decreases in media costs by 4%, partially offset by increases in other fixed costs by 2%, in each case as a percentage of revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Cost of revenue increased by $34.8 million, or 70%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in media costs from $41.3 million to $67.6 million and, to a lesser extent, an increase in depreciation and amortization of capitalized internal-use software and other fixed assets of $2.2 million, an increase in personnel costs of $2.1 million, an increase in data and inventory validation costs of $2.1 million, and an increase in hosting costs of $0.9 million. The $26.3 million increase in media costs was due to our increased sales volume. Media costs represented approximately 40% and 45% of revenue in the six months ended June 30, 2014 and 2013, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal-use software was $2.3 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. Gross profit increased by 92% primarily due to the increase in revenue less media costs from $51.3 million to $99.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2014. This increase was due to technology and scale-driven efficiencies. Gross margin increased from 46% for the six months ended June 30, 2013 to 49% for the six months ended June 30, 2014. Our gross profit margins are driven by continued advancements in our artificial intelligence and Big Data technologies. The increase in gross margin was primarily due to decreases in media costs by 5%, partially offset by increases in other fixed costs by 2%, in each case as a percentage of revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Research and development	$8,434	$3,711	127%	$15,675	$6,123	156%
Percent of revenue	9%	7%		9%	7%
Headcount (at period end)	154	84	83%

Research and development expense increased by $4.7 million, or 127%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily due to an increase in personnel expense of $2.7 million and, to a lesser extent, to an increase in allocated costs of $0.9 million, an increase in depreciation and amortization expense of $0.6 million and an increase in professional services costs of $0.4 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. The increase in depreciation expense was primarily due to purchasing of data center equipment to support development as well as disaster recovery infrastructure.

Research and development expense increased by $9.6 million, or 156%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in personnel expense of $6.1 million and, to a lesser extent, to an increase in allocated costs of $1.8 million and an increase in professional services costs of $0.7 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.

 We capitalized internal-use software development costs of $2.2 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, and $4.3 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase was due to additional headcount devoted to internal-use software development.

Sales and Marketing

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Sales and marketing	$33,789	$18,419	83%	$63,548	$34,649	83%
Percent of revenue	36%	34%		38%	37%
Headcount (at period end)	491	269	83%

Sales and marketing expense increased by $15.4 million, or 83%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily due to an increase in personnel expense of $10.1 million and, to a lesser extent, an increase in allocated costs of $3.1 million and an increase in travel and related expenses of $1.8 million. The increase in personnel expense was primarily due to significant expansion of our sales force and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our sales and marketing headcount increased by 83% and our commission expense increased by 10% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to our focus on (i) marketing our solution to generate awareness, (ii) increasing the adoption of our solution by existing and new advertisers and (iii) establishing a presence in international markets. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.

Sales and marketing expense increased by $28.9 million, or 83%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in personnel expense of $19.7 million and, to a lesser extent, an increase in allocated costs of $5.7 million, an increase in travel and related expenses of $2.6 million, and an increase in marketing expenses of $0.9 million. The increase in personnel expense was primarily due to significant expansion of our sales force and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our sales and marketing headcount increased by 83% and our commission expense increased by 16% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to our focus on (i) marketing our solution to generate awareness, (ii) increasing the adoption of our solution by existing and new advertisers and (iii) establishing a presence in international markets. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
General and administrative	$12,135	$5,775	110%	$22,475	$10,952	105%
Percent of revenue	13%	11%		13%	12%
Headcount (at period end)	123	70	76%

General and administrative expense increased by $6.4 million, or 110%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was primarily due to an increase in personnel expense of $2.9 million and, to a lesser extent, to an increase in allocated costs of $1.1 million, an increase in professional services of $0.8 million, an increase in other miscellaneous expenses of $0.7 million, and an increase in depreciation expense of $0.3 million. The increase in personnel costs was driven primarily by increased stock-based compensation expense and increased headcount. The increase in third-party professional services was primarily due to increased accounting and legal services necessary to support a public company. We also continued to invest in our infrastructure and in recruiting services to grow our general and administrative headcount. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Other miscellaneous expenses primarily includes local taxes, fees and charitable contributions.

General and administrative expense increased by $11.5 million, or 105%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was primarily due to an increase in personnel expense of $6.4 million and, to a lesser extent, to an increase in allocated costs of $1.8 million, an increase in professional services of $1.1 million, an increase in other miscellaneous expenses of $0.9 million, and an increase in depreciation expense of $0.4 million. The increase in personnel costs was driven primarily by increased stock-based compensation expense and increased headcount. The increase in third-party professional services was primarily due to increased accounting and legal services necessary to support a public company. We also continued to invest in our infrastructure and in recruiting services to grow our general and administrative headcount. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. Other miscellaneous expenses primarily includes local taxes, fees and charitable contributions.
Other Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)
Interest expense	$(514)	$(229)	124%	$(928)	$(353)	163%
Gain (loss) on foreign currency translation	(432)	97	(545)%	(461)	(459)	—%
Other income (expense)—net	7	54	(87)%	17	91	(81)%
Change in fair value of convertible preferred stock warrant liability	—	(1,258)	(100)%	—	(2,355)	(100)%
Total other expense, net	$(939)	$(1,336)	(30)%	$(1,372)	$(3,076)	(55)%
The decrease in other expense, net, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, as well as the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily relates to revaluations of convertible preferred stock warrants during 2013, which were converted to equity in September 2013, and, to a lesser extent, to movements within foreign currency translations, partially offset by interest related to our additional borrowings under our revolving credit facility and term debt.
Provision for Income Taxes
Our provision for income taxes of $0.2 million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $0.0 million for the six months ended June 30, 2014 and 2013, respectively, primarily relates to taxes due in foreign jurisdictions.
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
On June 30, 2014, we entered into a First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (the “Amendment”). The Amendment amends the terms of the Loan Facility and includes, among other things, an increase in the letter of credit subfacility under the revolving credit facility to $12.0 million from $5.0 million, an amendment to the definition of “EBITDA” and amendments to the minimum EBITDA financial covenant under the Loan Facility.

The Loan Facility provides for an $80.0 million secured accounts receivable formula-based revolving credit facility, with a $12.0 million letter of credit subfacility, as amended, a $1.5 million swingline subfacility and a $20.0 million secured term loan facility. The Loan Facility permits us, subject to certain requirements, to request an increase in the maximum revolving commitments under the Loan Facility by up to $25.0 million. We used proceeds of the initial extension of credit under the Loan Facility to refinance $26.9 million of revolving loans and term loans under the Existing Loan Facility.
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
As of June 30, 2014, we had cash and cash equivalents of $203.5 million and $26.9 million in debt obligations relating to the Existing Loan Facility from Comerica. As of June 30, 2014, we had the ability to borrow up to an additional $57.8 million under the Existing Loan Facility based on our accounts receivable balance. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2014.
We believe that our existing cash and cash equivalents balance, together with the undrawn balance under the Loan Facility, will be sufficient to meet our business requirements for at least the next twelve months. During 2014 we plan to continue to significantly increase our capital expenditures to support our growth, including expenditures on additional hardware, such as data centers and related equipment, and leasehold improvements. Also, we expect to close the acquisition of [x+1] in 2014, which would result in future cash payments of $100.0 million of purchase price consideration, a net working capital adjustment payment, other contractual cash commitments per the terms of the agreement and one-time acquisition related costs.  See “Note 15 - Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, particularly if the acquisition and integration of [x+1] proves more costly than we currently anticipate.
If we require additional cash, we may attempt to raise additional capital through private equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional funds, we may also take measures to reduce expenses to offset any shortfall.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(5,922)	$(2,622)
Cash flows used in investing activities	(24,899)	(5,623)
Cash flows provided by financing activities	120,481	15,409
Effects of exchange rates on cash	7	(75)
Increase (decrease) in cash and cash equivalents	$89,667	$7,089

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
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 91 and 99 days as of June 30, 2014 and June 30, 2013, respectively. Our contracts with advertising exchanges typically are based on the standard payment terms of the advertising exchanges. During the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash provided by (used in) operations for any period presented.
Six months ended June 30, 2014 and 2013. For the six months ended June 30, 2014, cash used in operating activities was $5.9 million, resulting from a net loss of $21.0 million, offset by non-cash expenses of $18.1 million, which included depreciation, amortization, stock-based compensation expense, excess tax benefit from stock-based activity, losses on disposition of property, plant and equipment and the provision for doubtful accounts. These non-cash expenses increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of funds of $3.0 million was from the net change in working capital items, most notably an increase in prepaid and other assets of $14.6 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company and a decrease in accounts payable and accrued and other liabilities of $1.5 million, related to the timing of payments, compensation and other general expenses. These amounts were partially offset by (i) an increase in deferred rent of $15.7 million due to the expansion of new office locations and (ii) a decrease in accounts receivable of $3.2 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies.

For the six months ended June 30, 2013, cash used in operating activities was $2.6 million, resulting from a net loss of $11.9 million, offset by non-cash expenses of $8.8 million, which included depreciation, amortization, stock-based compensation expense and the change in fair value of preferred stock warrant liability. These non-cash expenses increased due to our increase in depreciable fixed assets and headcount growth, primarily related to continued investment in our business. The remaining increase in cash of $0.5 million was from the net change in working capital items, most notably an increase in accounts payable and accrued and other liabilities of $8.2 million and $4.1 million, respectively, related to the timing of payments, compensation and other general expenses, as well as an increase in deferred revenue of $0.6 million. These amounts were partially offset by an increase in accounts receivable of $12.5 million due to an increase in billings for advertising campaigns as well as the timing of payments from domestic and international customers and agencies.

Investing Activities
During the six months ended June 30, 2014 and 2013, investing activities consisted of purchases of property and equipment, including hardware and software to support our growth as well as capitalized internal-use software development costs. During the six months ended June 30, 2014, such activities also consisted of $2.2 million in restricted cash required to be deposited with financial institutions for security deposits for our London, United Kingdom and Paris, France office lease agreements. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.
Financing Activities
Six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, cash provided by financing activities was $120.5 million, consisting primarily of $116.5 million in proceeds from our follow-on public offering completed on February 5, 2014, partially offset by $1.4 million in cash used to pay costs related to our follow-on public offering. Cash was also provided by $3.8 million in proceeds from the issuance of common stock under the employee stock purchase plan and $1.9 million in proceeds from the exercise of stock options.
During the six months ended June 30, 2013, cash provided by financing activities amounted to $15.4 million, consisting of $10.0 million in borrowings under our term debt, $5.0 million in borrowings under our revolving line of credit, and $0.8 million in proceeds from the exercise of stock options, partially offset by $0.3 million in deferred offering costs and $0.1 million in cash used to repay debt.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2014 or December 31, 2013 other than the operating leases and indemnification agreements described below.
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
Operating Leases
We lease various office facilities, including our corporate headquarters in Redwood City, California and various sales offices, under operating lease agreements that expire through March 2025. Included within these operating lease agreements are our new headquarters facility, which expires in December 2019 and a new sales office in New York, NY, which expires in March 2025.
Contractual Obligations and Known Future Cash Requirements
As of June 30, 2014, there had been no material changes in our commitments under contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. However, subsequent to June 30, 2014, we entered into an agreement to acquire [x+1], which, if the transaction closes, will result in future cash payments of $100.0 million of purchase price consideration, a net working capital adjustment payment, other contractual cash commitments per the terms of the agreement and one-time acquisition related costs. See “Note 15 - Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Commitments
As of June 30, 2014, our principal commitments consisted of obligations under the Loan Facility that were scheduled to mature at various dates through December 2018 and operating leases for our offices, as well as capital lease agreements on computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$142,395	$10,992	$38,296	$38,021	$55,086
Capital lease obligations	7,893	2,902	4,991	—	—
Term debt (1)	20,000	2,500	15,000	2,500	—
Revolving credit facility (2)	7,444	—	7,444	—	—
Total minimum payments	$177,732	$16,394	$65,731	$40,521	$55,086

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.75% to 4.50%, which was equal to 3.90%, as of June 30, 2014, and is scheduled to mature in December 2018.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.75% to 3.50%, which was equal to 2.90%, as of June 30, 2014, and has a final maturity date in December 2016.

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
We believe that the assumptions and estimates associated with revenue recognition, internal-use software development costs, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our condensed consolidated financial statements.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page [25] of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

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
Our business has grown rapidly. We rely heavily on information technology, or IT, systems to manage critical functions such as advertising campaign management and operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls, data centers and leasehold improvements. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not quickly and effectively integrate and train our new employees, particularly our sales and account management personnel and employees we may acquire as part of our proposed acquisition of [x+1], Inc., (“[x+1]”), a provider of programmatic marketing and data management solutions, and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solution. Our rapid growth has resulted in challenges and if we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer, our relationships with our customers may be harmed and our corporate culture may be adversely impacted. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.
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
We may invest in or acquire other businesses, such as our proposed acquisition of [x+1]. These activities require significant management attention and could disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

As part of our business strategy, we may make investments in or acquisitions of complementary companies, products or technologies, including, for example, our proposed acquisition of [x+1]. These activities involve significant risks to our business. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, they may not ultimately strengthen our competitive position. Any acquisitions we complete could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the value of our common stock. In addition, if we are unsuccessful at integrating employees or technologies acquired, our financial condition and results of operations, including revenue growth, could be adversely affected. Any acquisition and subsequent integration will require significant time and resources. We have not completed any acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to successfully evaluate and use the acquired technology or employees, or otherwise manage the acquisition and integration processes successfully. We will be required to pay cash, incur debt and/or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the value of our common stock. For example, we have agreed to acquire [x+1] for approximately $100 million in cash and 5.4 million shares of our common stock. The use of cash to pay for acquisitions, including our proposed acquisition of [x+1], will limit other potential uses of our cash, including investments in our sales and marketing and product development organizations, and in infrastructure to support scalability. The issuance or sale of equity or convertible debt securities to finance any such acquisitions, including our proposed acquisition of [x+1], will result in dilution to our stockholders and could negatively impact earnings per share. If we incur debt in connection with any future acquisition, it would result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.

Anticipated and unanticipated charges to earnings resulting from acquisitions may adversely affect our results of operations. Under business combination accounting standards, we recognize the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values and separately from goodwill. Our estimates of fair value are based upon assumptions we believe to be reasonable but which are inherently uncertain. After we complete an acquisition, a number of factors could result in material charges, which could adversely affect our financial condition, results of operations and cash flows, including but not limited to costs incurred to integrate employees such as employee retention, redeployment or relocation expenses; amortization, impairment or reduction in the useful lives of intangible assets; amortization or impairment of goodwill; costs to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated; and charges to our operating results due to the expensing of certain stock awards assumed in an acquisition. Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred.

Additional risks related to investments and acquisitions, including our proposed acquisition of [x+1], include but are not limited to the following:

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

•
The possibility of higher than anticipated costs in continuing support and development of acquired products; in general and administrative functions that support new business models; or in compliance with associated regulations that are more complicated than we had anticipated;

•	Cultural challenges associated with integrating employees from an acquired company or business into our organization;

•	The possibility that we will be unable to retain key employees and maintain the key business and customer relationships of the businesses we acquire;

•	The possibility that the combined company will not achieve the expected benefits, including any anticipated operating and product synergies, of the acquisition as quickly as anticipated if at all;

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

•
Additional country-specific risks, to the extent that we engage in strategic transactions outside of the United States, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries; and

•	The possibility that a change of control of a company we acquire triggers a termination of contractual or intellectual property rights important to the operation of its business.

Any of the foregoing factors, among others, could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $21.0 million and $11.9 million, for six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $65.5 million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth, primarily due to substantial investments in our business and increasing our headcount by approximately 77% from June 30, 2013 to June 30, 2014. We expect our cost of revenue and operating expenses to continue to increase substantially in the foreseeable future as we continue to expand our business, including by adding sales, marketing and related support employees in existing and new territories, adding engineering employees to support continued investments in our technology platform and offerings, and adding general and administrative employees to support our growth and expansion. In particular, our operating expenses increased as a percentage of revenue in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and we expect this trend to continue in the second half of 2014.
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

•
fluctuations in our revenue less media costs (revenue less media costs is a non-GAAP measure; please see Item 2 of this Quarterly Report on Form 10-Q, "Non-GAAP Financial Performance Metrics," for an explanation of this measure and a reconciliation to the most comparable GAAP measure);

•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business; and

•	costs related to acquisitions of people, businesses or technologies.

Based upon all of the factors described above and others that we may not anticipate, including those beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. As a result, our operating results may from time to time fall below our estimates or the expectations of investors and analysts. Furthermore, our projected results may from to time fall below our initial estimates or the expectations of investors and analysts. This occurred with respect to the second quarter, the third quarter and full year in fiscal 2014 and resulted in substantial declines in our stock price. See “Risks Related to the Securities Markets and Ownership of our Common Stock - We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline,” below.
If we are unable to attract new advertising customers and sell additional and new offerings to our existing customers, our revenue growth will be adversely affected.
To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers (both of which are often represented by advertising agencies) to purchase additional offerings from us. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solution to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our solution tend to increase their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. In the six months ended June 30, 2014, we experienced a decline in average customer spend compared to the same period in 2013, as well as a decline in spend by some of our larger customers. If we are unable to continue to attract new advertisers or obtain new business from existing advertisers, our revenue growth and our business may be adversely affected. We have experienced a slowing rate of revenue growth since the third quarter of 2013, which we expect will continue in the second half of 2014. Our ability to slow or reverse this declining rate of growth will depend in part upon the successful introduction of new offerings and our ability to cross-sell our full suite of offerings. We operate in a highly competitive market and there can be no assurance that these new offerings will gain significant levels of market acceptance.
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
Competition for our advertisers’ advertising budgets is intense. We also expect competition to increase as the barriers to enter our market are low. Increased competition may force us to charge less for our solution, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors include traditional advertising networks; advertising agencies that operate, directly or through an affiliate, an agency trading desk, and companies that offer self-service demand side and data management platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third party data. In the first half of 2014, we experienced a decline in revenue from some customers that adopted demand side and data management platforms such as these, and from customers who directed more spend through agency trading desks.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers we may be unable to compete for advertisers' budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select agency trading desks or self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers.
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
Our ability to continue growing revenue will depend in part on our ability to retain business from our larger and longer tenured customers and to win business from new customers through the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors, including agency trading desks; our ability to attract customers to our self-service platform offering; and our ability to identify opportunities to work collaboratively with agencies and agency trading desks.  If a significant portion of our larger and longer tenured customers spend less with us, or stop spending altogether, and we fail to attract sufficient offsetting new business from new customers, our business, financial condition and results of operations would be harmed.
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
Our significant investment in international expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, the Netherlands, France, Italy, Spain, Sweden and Australia. We established subsidiaries in Germany and Canada in 2013. In addition, in 2012, we made arrangements with a software platform licensee to make our solution available in Japan. We expect to significantly expand our international operations in the future.
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
Historically, our customers have predominantly used our solution for display advertising, and the substantial majority of our revenue is derived from advertisers, typically through their agencies, that use our solution for display advertising. We expect that display advertising will continue to be a significant channel used by our customers. Recently, the market for display advertising, excluding mobile, social and video, has been declining as overall display advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our display solution could decline. In addition, many of our customers may think of us as only providing display advertising solutions, and we must develop marketing strategies that help our sales representatives cross-sell non-display products to our existing customer base. Our failure to achieve market acceptance of our solutions for mobile, social and video advertising would harm our growth prospects, financial condition and results of operations.

We do not have long-term commitments from our advertisers, and we may not be able to retain advertisers or attract new advertisers that provide us with revenue that is comparable to the revenue generated by any advertisers we may lose.
Most of our advertisers do business with us by placing insertion orders for particular advertising campaigns. If we perform well on a particular campaign, then the advertiser, or most often, the advertising agency representing the advertiser, may place new insertion orders with us for additional advertising campaigns. We rarely have any commitment from an advertiser beyond the campaign governed by a particular insertion order. We use the Interactive Advertising Bureau, or IAB, standard terms and conditions, pursuant to which our insertion orders may also be canceled by advertisers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing advertisers, while continually expanding the number of advertisers for whom we provide services. In addition, it is relatively easy for advertisers and the advertising agencies that represent them to seek an alternative provider for their advertising campaigns because there are no significant switching costs. Agencies, with which we do the majority of our business, often have relationships with many different providers, each of which may be running portions of the same advertising campaign. Because we generally do not have long-term contracts, it may be difficult for us to accurately predict future revenue streams. We cannot provide assurance that our current advertisers will continue to use our solution, or that we will be able to replace departing advertisers with new advertisers that provide us with comparable revenue.
If we serve our advertisers’ advertisements on undesirable websites or fail to detect fraud (including bot traffic), our reputation will suffer, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.
Our business depends in part on providing our advertisers with a service that they trust. We have contractual commitments to take reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify, and we use third-party services to help us meet those commitments. We use proprietary technology to detect click fraud and bot traffic, which is an automated computer-generated click on an advertisement rather than a click by a human. There has recently been a significant amount of negative publicity about bot traffic within our industry, so our ability to combat bot traffic has become increasingly important. In addition, we use proprietary technology to block inventory that we know or suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on such website. Preventing and combating fraud, which is an industry-wide issue, requires constant vigilance, and we may not always be successful in our efforts to do so.
If we serve advertising on inventory that is objectionable to our advertisers or fraudulent, we may lose the trust of our advertisers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations. We may also purchase inventory inadvertently that proves to be unacceptable for advertising campaigns, in which case we are responsible for the cost and cannot bill that cost to any campaign. If we buy substantial volumes of unusable inventory, this could negatively impact our results of operations.
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
Currently, our social media offering is almost entirely dependent on access to Facebook’s inventory through FBX. If our access to quality inventory in social media is diminished or if we fail to acquire new advertising inventory in social media, our growth could be impeded and our revenue could decline.
Currently, our social media offering is almost entirely limited to Facebook’s FBX platform, which was launched in the second half of 2012. Therefore, we currently define our social channel as advertising delivered through FBX. We have an agreement with Facebook allowing us to integrate directly with FBX to bid on advertising inventory on a real-time basis. We integrated with FBX in the fourth quarter of 2012. As a result, our ability to grow our revenue in the social channel is closely tied to the availability of inventory on FBX. If we are unable to compete favorably for advertising inventory on FBX, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that provide advertising on social media platforms other than FBX or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on the FBX platform, integrate with social media platforms that may become available in the future or find alternative sources of quality social media inventory, our business could be harmed.
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
If we do not effectively grow and train our sales and sales support teams, we may be unable to add new customers, increase sales to our existing customers or maintain customer satisfaction, and our business would be adversely affected.
We are substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers and on our sales support teams to maintain customer satisfaction. We believe that there is significant competition for sales and sales support personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and sales support personnel to support our growth and maintain customer satisfaction. Our ability to slow or reverse an expected decline in our revenue growth rate during the second half of 2014 will depend, in part, on the pace at which sales personnel hired during 2014 become productive. In the second quarter of 2014, we experienced a year-over-year decline in sales productivity, and in the first quarter of 2014, we experienced a year-over-year rate of increase in sales team productivity that was lower than the rates we experienced in past periods. Our current sales team is primarily trained and experienced in selling to advertising agencies, which often control an advertiser’s budget. If more of our business shifts to direct relationships with brand advertisers and enterprise sales, we may not have an adequately trained sales team to support that shift and to sell products effectively to those advertisers. Display advertising has historically represented the majority of our business. As we expand our offerings within mobile, social and video channels and with our self-service platform, our current sales team will be required to spend time learning new offerings and becoming more effective at cross-selling. The rate of growth in sales productivity for those individuals may not improve in the near term. In addition, new hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base through cross-selling, our business would be adversely affected.
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
We are undergoing rapid growth. We had approximately 826 employees (701 in the United States and 125 employees overseas) as of June 30, 2014, compared with approximately 466 employees (406 and 60 employees in the United States and overseas, respectively), as of June 30, 2013. We intend to further expand our overall headcount and operations both domestically and internationally, including through our proposed acquisition of [x+1], and we cannot provide assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of June 30, 2014, two agencies and no single advertiser accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
As of June 30, 2014, we had $203.5 million in cash and cash equivalents. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. Portions of the proceeds from our initial public offering are invested in our operating accounts with third-party financial institutions in amounts that exceed FDIC insurance limits.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through August 8, 2014, our common stock has ranged in price from a low of $16.50 to a high of $71.89. The price has declined significantly since the end of the first quarter of 2014. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of financial results, new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us, our competitors or others in our industry sector;

•	price and volume fluctuations in the overall U.S. and foreign stock markets from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of investors or securities analysts;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on us from any of the other risks cited herein.
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
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. We use a variety of models to forecast revenue in our business, including but not limited to models based on our bookings, estimates from our sales personnel, and projected productivity of our sales representatives. Each of our models has limitations. For example, revenue anticipated by a sales representative for a particular quarter might be delayed, reduced in amount or not materialize at all for a variety of reasons, including many that are out of our control. As another example, sales personnel productivity may change significantly from historical patterns when we hire new, less experience sales personnel, when we introduce new products and services and if we are required to integrate sales personnel and new products as part of an acquired business, such as in connection with our proposed acquisition of [x+1]. In addition, expanding competitive alternatives available to our customers in the market, an unexpected slowdown in general economic conditions and a variety of other factors can lead to unanticipated reductions in spending by our customers. Our industry is rapidly changing, and as we adopt new business models to address customer requirements, our historical methods of forecasting may prove inadequate. Our proposed acquisition of [x+1], if it closes, will likely exacerbate our difficulty in developing accurate forecasts. It may take a number of quarters following the acquisition for us to understand enough about the dynamics that impact its revenue to be able to accurately forecast revenue for the combined post-acquisition entity. See “Note 15 - Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.
Our business results may vary significantly from our guidance due to a number of factors and many of which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would likely decline, as it did following our announcement of guidance for the second quarter of fiscal 2014 on May 8, 2014, and our announcement of third quarter and full year guidance on August 5, 2014.
The concentration of our capital stock ownership with insiders could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 44% of the outstanding shares of our common stock based on the number of shares outstanding as of June 30, 2014. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sale of Unregistered Securities

None.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-190695), which was declared effective on September 19, 2013. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC, except that we intend to use approximately $100 million to fund our proposed acquisition of [x+1], which was announced on August 5, 2014. See “Note 15 - Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.
(c) Purchases of Equity Securities by the Issuer
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Equity Incentive Plan, or 2008 Plan.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	—	$—	—	—
May 1 - May 31, 2014	11,042	1.07	—	—
June 1 - June 30, 2014	—	—	—	—
Total	11,042	$1.07	—
 ______________________

(1)
Under the 2008 Plan, participants may exercise options prior to vesting, subject to a right of repurchase by the Company if the participant leaves the Company. All shares in the above table were shares repurchased as a result of the Company exercising this right and not pursuant to a publicly announced plan or program.

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

Dated: August 14, 2014

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