Form 10-Q
period 2014-09-30
Rocket Fuel Inc.
filed 2014-11-14
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On October 31, 2014, 41,295,064 shares of the registrant's common stock, par value $0.001, were outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Stockholders' Equity	7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49

PART II. - OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults upon Senior Securities	74
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	76
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

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$111,632	$113,873
Accounts receivable, net	116,229	90,502
Deferred tax assets	1,154	207
Prepaid expenses	3,974	2,164
Other current assets	15,331	3,962
Total current assets	248,320	210,708
Property, equipment and software, net	78,217	25,794
Restricted cash	3,010	—
Intangible assets	73,525	—
Goodwill	114,871	—
Other assets	1,198	1,006
Total assets	$519,141	$237,508
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$65,284	$39,910
Accrued and other current liabilities	33,268	21,584
Deferred revenue	1,251	918
Current portion of capital leases	2,695	203
Current portion of debt	45,990	7,243
Total current liabilities	148,488	69,858
Long-term debt—Less current portion	15,965	19,568
Capital leases—Less current portion	5,024	412
Deferred rent—Less current portion	24,260	3,909
Deferred tax liabilities	2,231	207
Other liabilities	543	387
Total liabilities	196,511	94,341
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, $0.001 par value— 1,000,000,000 authorized as of September 30, 2014 and December 31, 2013, respectively; 41,234,242 and 32,825,992 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	41	33
Additional paid-in capital	410,923	187,624
Accumulated other comprehensive loss	(44)	(15)
Accumulated deficit	(88,290)	(44,475)
Total stockholders’ equity	322,630	143,167
Total liabilities and stockholders’ equity	$519,141	$237,508

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$102,098	$62,458	$269,137	$155,039
Cost of revenue	54,952	31,877	139,410	81,529
Gross profit	47,146	30,581	129,727	73,510
Operating expenses:
Research and development	11,200	4,464	26,875	10,587
Sales and marketing	40,421	21,644	103,969	56,293
General and administrative	19,320	8,719	41,795	19,671
Total operating expenses	70,941	34,827	172,639	86,551
Loss from operations	(23,795)	(4,246)	(42,912)	(13,041)
Other expense, net:
Interest expense	(1,157)	(251)	(2,085)	(604)
Other income (expense)—net	(1,999)	155	(2,443)	(213)
Change in fair value of convertible preferred stock warrant liability	—	(2,385)	—	(4,740)
Other expense, net	(3,156)	(2,481)	(4,528)	(5,557)
Loss before income taxes	(26,951)	(6,727)	(47,440)	(18,598)
Income tax benefit (provision)	4,120	(133)	3,625	(173)
Net loss	$(22,831)	$(6,860)	$(43,815)	$(18,771)
Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.61)	$(1.23)	$(2.01)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	37,230	11,315	35,490	9,346

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(22,831)	$(6,860)	$(43,815)	$(18,771)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(54)	24	(29)	(17)
Comprehensive loss	$(22,885)	$(6,836)	$(43,844)	$(18,788)

(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—January 1, 2014	32,825,992	$33	$187,624	$(15)	$(44,475)	$143,167
Issuance of common stock upon exercises of employee stock options, net of repurchases	937,733	1	3,376	—	—	3,377
Issuance of common stock upon vesting of restricted stock units	54,334	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(15,351)	—	(241)	—	—	(241)
Issuance of common stock in connection with acquisition	5,253,084	5	82,416	—	—	82,421
Issuance of common stock from follow-on offering, net of issuance costs	2,000,000	2	115,401	—	—	115,403
Issuance of common stock in connection with employee stock purchase plan	178,450	—	3,792	—	—	3,792
Stock-based compensation	—	—	18,376	—	—	18,376
Foreign currency translation adjustment	—	—	—	(29)	—	(29)
Tax benefit from stock-based award activity	—	—	179	—	—	179
Net loss	—	—	—	—	(43,815)	(43,815)
Balance—September 30, 2014	41,234,242	$41	$410,923	$(44)	$(88,290)	$322,630

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(43,815)	$(18,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,525	4,583
Provision for doubtful accounts	62	521
Stock-based compensation	17,193	6,277
Amortization of debt discount	144	1
Excess tax benefit from stock-based activity	(179)	—
Loss (gain) on disposal of property, equipment and software	216	(26)
Change in fair value of preferred stock warrant liability	—	4,740
Changes in operating assets and liabilities:
Accounts receivable	(5,062)	(21,236)
Prepaid expenses	(783)	(649)
Other current assets	(11,368)	(292)
Other assets	(247)	(700)
Accounts payable	13,925	12,532
Accrued and other liabilities	(1,475)	5,496
Deferred rent	20,471	100
Deferred revenue	323	264
Other liabilities	(3,894)	—
Net cash used in operating activities	(1,964)	(7,160)

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(40,286)	(5,564)
Business acquisition, net	(97,444)	—
Capitalized internal-use software development costs	(5,459)	(4,486)
Restricted cash	(2,203)	—
Net cash used in investing activities	(145,392)	(10,050)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial and follow-on public offering, net of underwriting discounts and commission	116,510	107,880
Issuance costs related to initial and follow-on public offering	(1,107)	(1,534)
Proceeds from the exercise of common stock warrants	—	97
Proceeds from exercise of vested common stock options	2,682	208
Proceeds from early exercise of unvested common stock options	17	1,058
Repurchases of common stock options early exercised	(24)	(11)
Excess tax benefit from stock-based activity	179	—
Proceeds from issuance of common stock from employee stock purchase plan	3,792	—
Tax withholdings related to net share settlements of restricted stock units	(241)	—
Repayment of capital lease obligations	(559)	—

	Nine Months Ended
	September 30,
FINANCING ACTIVITIES (cont.):	2014	2013
Borrowings from line of credit	35,000	10,000
Proceeds from issuance of long-term debt	—	10,000
Repayment of long-term debt	(11,133)	(114)
Net cash provided by financing activities	145,116	127,584

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	12
CHANGE IN CASH AND CASH EQUIVALENTS	(2,241)	110,386
CASH AND CASH EQUIVALENTS—Beginning of period	113,873	14,896
CASH AND CASH EQUIVALENTS—End of period	$111,632	$125,282

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$195	$348
Cash paid for interest	1,598	543
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$7,523	$4,952
Offering costs recorded in accrued liabilities	—	3,194
Property, plant and equipment acquired under capital lease obligations	7,855	—
Vesting of early exercised options	674	229
Stock-based compensation capitalized in internal-use software costs	1,183	437
Issuance of common stock in connection with acquisition	82,421	—
Conversion of convertible preferred stock to common stock	—	60,617
Conversion of preferred stock warrants to common stock	—	7,481

See Accompanying Notes to Condensed Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of artificial-intelligence digital advertising solutions and is headquartered in Redwood City, California, and has offices in various cities across the United States. The Company established a wholly-owned subsidiary in the United Kingdom in 2011, in Canada in 2013, and in Brazil during the third quarter of 2014. The United Kingdom subsidiary has offices throughout Europe and in Australia and established a wholly-owned subsidiary in Germany in 2013.
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
Principles of Consolidation—The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Fair Value of Financial Instruments—The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital leases, term debt and revolving credit facilities. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable, accounts payable and accrued liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the capital leases, term debt and revolving credit facilities approximates its recorded amount as of September 30, 2014 as the interest rates on the term debt and revolving credit facilities are variable and the rates for each are based on market interest rates after consideration of default and credit risk.
Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.
Restricted Cash—Restricted cash as of September 30, 2014 consists of cash required to be deposited with financial institutions for security deposits for some of the Company's office lease agreements.
Concentration of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at three major financial institutions that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of September 30, 2014, three agency holding companies and no single advertiser accounted for 10% of more of accounts receivable. As of December 31, 2013, no single agency holding company or advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the three and nine months ended September 30, 2014 and 2013, no single customer represented 10% or more of revenue.

The Company also monitors the percentage of revenue that flows through advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, three agency holding companies would have been associated with 10% or more of revenue during the three and nine months ended September 30, 2014, and two agency holding companies would have been associated with 10% or more of revenue during the three and nine months ended September 30, 2013.

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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$797	$485	$1,057	$468
Add: bad debt expense	53	505	254	521
Less: write-offs, net of recoveries	271	18	(190)	19
Balance, end of period	$1,121	$1,008	$1,121	$1,008
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
Internal-Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $2.3 million and $1.7 million in internal-use software costs during the three months ended September 30, 2014 and 2013, respectively, and $6.6 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively. These capitalized amounts are included in property, equipment and software—net on the condensed consolidated balance sheets.
Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset. Amortization expense totaled $1.4 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.7 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Impairment of Long-lived Assets—The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with an asset are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the three and nine months ended September 30, 2014 and 2013.
Business Combinations—The Company accounts for business combinations using the acquisition accounting method as required under the provisions of FASB ASC 805, Business Combinations, or ASC 805. The total purchase price is allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed.

Best estimates and assumptions are used in the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date. These estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding adjustment to goodwill. After the preliminary purchase price allocation period, adjustments are recorded in the operating results in the period in which the adjustments were determined.
The fair value assigned to identifiable intangible assets acquired is determined using the income approach which discounts expected future cash flows to present value using estimations and assumptions determined by management. The Company believes that these identified intangible assets will have no residual value after their estimated economic useful lives. The identifiable intangible assets are subject to amortization on a straight-line basis as this best approximates the benefit period related to these assets.
The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, is recorded as goodwill and primarily reflects the value of the synergies expected to be generated from combining the Company's and the acquired entity’s technology and operations. Generally, the goodwill is not deductible for income tax purposes.
Goodwill, Intangibles and Impairment Assessments —Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. The Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected December 1 as the date to perform its annual impairment test.
In the impairment assessment of its goodwill, the Company performs a qualitative assessment and then, if necessary, a two step impairment test, which involves assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There has been no impairment of goodwill during the periods presented.
Revenue Recognition—To date, the Company has generated most of its revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video. This aspect of its business is referred to as a demand side platform, or “DSP.”
The Company recognizes revenue when all four of the following criteria are met:
•    Persuasive evidence of an arrangement exists,
•    Delivery has occurred or a service has been provided,
•    Customer fees are fixed or determinable, and
•    Collection is reasonably assured.
These revenue arrangements are generally evidenced by a fully-executed insertion order (“IO”). Generally, IOs state the number and type of advertising impressions (cost-per-thousand) to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
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
In the normal course of business, the Company frequently contracts with advertising agencies on behalf of their advertiser clients. The determination of whether revenue from DSP arrangements should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because (a) the Company is the primary obligor and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, (iii) selecting the media to fulfill the insertion order, and (iv) performing all billing and collection activities including retaining credit risk, and (b) the Company has the risk of fluctuating costs from its media vendors relative to fixed pricing negotiated with its customers and has discretion in selecting media vendors when fulfilling a customer’s campaign, the Company has concluded that it acts as the principal in the majority of these arrangements and therefore reports revenue earned and costs incurred on a gross basis.
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
In addition to delivering internet advertising through its full-service DSP, the Company licenses a self-service version of its DSP technology platforms and its data management platform ("DMP") to agencies and advertisers for their own use. These arrangements do not provide the customer with the right to take possession of the software or platform. The Company also provides professional services to certain of its customers. Revenue from license agreements is recognized ratably over the license term. Professional services consist primarily of assisting these customers with on-site support, training and other consulting services. When professional services are not considered essential to the functionality of the software, revenue is recognized ratably over the service or related subscription term, whichever is longer, otherwise recognition is deferred until the services are completed.
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
Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, certain advertising costs, travel, trade shows and marketing materials. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. The Company incurred advertising costs of $1.5 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $4.5 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively.
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

In August 2014, the FASB issued new guidance related to management responsibility to assess and provide related disclosure of the Company’s ability to continue as a going concern. This ASU will be effective for annual periods ending after December 15, 2016. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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
The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1
Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. For securities, the valuations are based on quoted prices of the security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of September 30, 2014 and December 31, 2013, the Company used Level 1 assumptions for its money market funds.

Level 2
Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2014 and December 31, 2013, the Company did not have any Level 2 financial assets or liabilities.

Level 3
Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of September 30, 2014 and December 31, 2013, the Company did not have any Level 3 financial assets or liabilities.

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
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The Company’s fair value hierarchy for its financial assets and financial liabilities that are carried at fair value are as follows (in thousands):

September 30, 2014	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$22,903	$22,903	$—	$—

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—

NOTE 3.	CASH AND CASH EQUIVALENTS
Cash and cash equivalents as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$88,729	$110,973
Money market funds	22,903	2,900
Total cash and cash equivalents	$111,632	$113,873

NOTE 4.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2014 and December 31, 2013, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Capitalized internal-use software costs	$20,672	$14,030
Computer hardware and software	35,328	17,077
Furniture and fixtures	11,167	1,735
Leasehold improvements	33,126	815
Construction in progress	—	3,622
Total	100,293	37,279
Accumulated depreciation and amortization	(22,076)	(11,485)
Total property, equipment and software, net	$78,217	$25,794
Total depreciation and amortization expense, excluding amortization of internal-use software costs, was $3.2 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $7.7 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense of internal-use software costs was $1.4 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.7 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively. Refer to Note 6 for details of the Company's capital leases as of September 30, 2014 and December 31, 2013.

NOTE 5.	BUSINESS COMBINATIONS
On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owns X Plus One Solutions, Inc, known in the industry as [x+1] ("[x+1]"). The Company paid as consideration an aggregate of $98.0 million in cash and 5,253,084 shares of the Company’s common stock.

Purchase consideration:
Cash	$98,045
Fair value of 5,253,084 shares common stock transferred	82,421
Total preliminary purchase price	$180,466
 The acquisition of X Plus Two was accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer. The Company expensed the related acquisition costs in the amount of $4.7 million in general and administrative expenses. Under the acquisition method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price was allocated using the information currently available. As a result, we may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and making any revisions of our preliminary estimates. The preliminary purchase price allocation of the estimated purchase consideration is as follows:

Current assets	$32,005
Non-current assets	3,999
Current liabilities	(28,893)
Non-current liabilities	(16,216)
Net acquired tangible assets	(9,105)
Identifiable intangible assets	74,700
Goodwill	114,871
Total preliminary purchase price	$180,466
The $114.9 million of goodwill is primarily attributable to synergies expected to be generated from combining the Company's and [x+1]’s technology and operations. None of the goodwill recorded as part of the acquisition will be deductible for U.S. federal income tax purposes.
The preliminary estimated useful life and fair values of the identifiable intangible assets as of September 30, 2014 were as follows (in thousands):

			As of September 30, 2014
	Estimated Useful Life (in years)	Preliminary Fair Value (in thousands)	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(805)	$41,295
Customer relationships	7-8	27,700	(241)	27,459
Trademarks	5	2,000	(28)	1,972
Non-compete agreements	2	2,900	(100)	2,800
Total		$74,700	(1,174)	73,526
Amortization expense of intangible assets for the three and nine months ended September 30, 2014 was $1.2 million. The expected annual amortization expense of intangible assets as of September 30, 2014 is presented below (in thousands):

Year ending December 31,	Amortization
2014 (remaining 3 months)	$4,227
2015	16,908
2016	16,445
2017	14,095
2018	8,851
2019 and thereafter	13,000
Total	$73,526
The results of operations of X Plus Two have been included in the Company's consolidated statements of operations from the acquisition date. The following unaudited pro forma condensed combined financial information reflects the Company's condensed results of operations for the periods indicated and assumes that the business had been acquired at the beginning of fiscal year 2013 and includes pro forma adjustments. Direct and incremental transaction costs are excluded from the three and nine months ended September 30, 2014 pro forma condensed combined financial information presented below, and included in the three and nine months ended September 30, 2013. The unaudited pro forma results also include amortization associated with preliminary estimates for the acquired intangible assets and the associated tax impact on these unaudited pro forma adjustments. The tax benefit of $4.1 million that resulted from the acquisition is recorded in the three and nine months ended September 30, 2013. The pro forma condensed combined financial information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.
Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2013, is presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Pro forma revenue	$118,193	$75,566	$327,398	$198,749
Pro forma net loss	$(28,970)	$(18,842)	$(63,578)	$(45,919)

NOTE 6.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Payroll and related expenses	$15,641	$10,722
Accrued vacation	385	2,220
Professional services	645	650
Accrued credit cards	971	774
Early exercise of unvested stock options	404	1,107
Employee stock purchase plan	2,181	1,427
Acquisition-integration costs	1,475	—
Fixed assets received, but unbilled	3,653	—
Other accrued expenses	7,913	4,684
Total accrued and other current liabilities	$33,268	$21,584

NOTE 7.	CAPITAL LEASES
Property and equipment at September 30, 2014 and December 31, 2013 included $8.5 million and $0.6 million, respectively, acquired under capital lease agreements of which the majority consists of computer hardware. There was $0.8 million and $0 of accumulated depreciation of property and equipment acquired under these capital leases at September 30, 2014 and December 31, 2013, respectively.
The remaining future minimum lease payments under these non-cancelable capital leases as of September 30, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 3 months)	$772
2015	3,088
2016	3,088
2017	1,424
Thereafter	—
Total minimum lease payments	$8,372
Less: amount representing interest and taxes	(653)
Less: current portion of minimum lease payments	(2,695)
Capital lease obligations, net of current portion	$5,024

NOTE 8.	OTHER INCOME (EXPENSE)—NET
Other income (expense)—net for the three and nine months ended September 30, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gain (loss) on foreign translation	$(2,015)	$108	$(2,476)	$(351)
Other non-operating income (loss), net	16	47	33	138
Total other income (expense)—net	$(1,999)	$155	$(2,443)	$(213)

NOTE 9.	DEBT
Loan Facility—On December 20, 2013, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Loan Facility") with certain lenders. Subsequently, the Company entered into a First Amendment to the Loan Facility on June 30, 2014 and a Second Amendment to the Loan Facility on October 31, 2014 to expand the credit facility and to adjust certain terms, definitions and covenants. The Loan Facility provides for an $80.0 million revolving credit facility, with a $12.0 million letter of credit subfacility, as amended from $5.0 million, and a $1.5 million swingline subfacility, and a $20.0 million secured term loan facility. The Loan Facility permits the Company, subject to certain requirements, to request an increase in the maximum revolving commitments under the Loan Facility by up to $25.0 million in additional revolving commitments. Revolving loans may be advanced under the Loan Facility in amounts up to the lesser of the $80.0 million maximum and a borrowing base equal to 85% of the value of eligible accounts receivable. The borrowing base is subject to certain reserves and eligibility criteria. Letters of credit can be issued under the subfacility up to $12.0 million, provided that the aggregate amount of advances outstanding under the revolving facility, the subfacility and the swingline facility do not exceed the lesser of the $80.0 million maximum and the borrowing base amount. If at any time the aggregate amounts outstanding under the revolving facility, the letter of credit subfacility and the swingline facility exceed the lesser of the $80.0 million maximum and the borrowing base then in effect, then the Company must make a prepayment in an amount sufficient to eliminate the excess. Loan proceeds may be used for general corporate purposes. The Company may prepay revolving loans and term loans under the Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.
In September 2014, the Company drew $35.0 million on the revolving credit facility for a total $42.4 million balance outstanding as of September 30, 2014.
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
The Company is required to maintain certain financial covenants under the Loan Facility, including the following:
EBITDA. The Company is required to maintain specified EBITDA, which is defined for this purpose, with respect to any trailing twelve month period, as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (ii) depreciation and amortization, income tax expense; total interest expense paid or accrued; non-cash expenses or losses; stock-based compensation expense; costs and expenses from permitted acquisitions up to certain limits; costs and expenses in connection with the Loan Facility and any other expenses agreed with Comerica and the lenders; payroll-related expenses incurred in connection with the exercise of employee stock options up to certain limits; integration costs related to the [x+1] acquisition up to certain limits; less (iii) all extraordinary and non-recurring revenues and gains (including income tax benefits).
Liquidity ratio. Under the Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and certain other domestic financial institutions and the aggregate amount of all eligible accounts receivable to (ii) all indebtedness owing to the lender of the Loan Facility must be at least 1.10 to 1.00.
The terms of the Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of September 30, 2014, the Company was out of compliance with one covenant, related to capital expenditure limits, for which a waiver was obtained. This limit was increased in the Second Amendment to the Loan Facility.
Future Payments
Future principal payments of long-term debt as of September 30, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 3 months)	$—
2015	5,000
2016	5,000
2017	5,000
2018	5,000
Total	20,000
Less: current portion of long-term debt	(3,750)
Long-term debt, net of current portion	$16,250
As of September 30, 2014, the $42.4 million balance outstanding under the revolving credit facility had a maturity date of December 20, 2016, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying consolidated balance sheet. Additionally, the debt liabilities on the condensed consolidated balance sheet are net of $0.5 million in debt discounts.

Additionally, $11.1 million of debt that was assumed with the acquisition of [x+1] was paid in full prior to September 30, 2014.

NOTE 10.	STOCKHOLDERS’ EQUITY
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
On September 5, 2014, the Company acquired X Plus Two, which wholly owns [x+1], for 5,253,084 shares of the Company’s common stock and $98.0 million in cash.
Reserved Shares of Common Stock—The Company’s shares of capital stock reserved for issuance as of September 30, 2014 were as follows:

September 30, 2014
Options outstanding	6,716,267
Restricted stock awards and units outstanding	977,005
Available for future stock option and restricted stock unit grants	5,367,331
Available for future employee stock purchase plan purchases	1,478,069
Total shares reserved	14,538,672
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
Under the terms of the 2008 Plan, certain employees received the right to exercise unvested options. Upon termination of service, an employee’s unvested shares may be repurchased by the Company at the original purchase price. As of September 30, 2014 and December 31, 2013, 137,865 and 315,579 unvested shares, respectively, were subject to repurchase. During the nine months ended September 30, 2014 and year ended December 31, 2013, the Company repurchased 21,855 and 5,834 shares of unvested stock, respectively.
2013 Equity Incentive Plan—Since its initial public offering in September 2013, the Company has made equity grants pursuant to its 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.
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
The number of shares available for issuance under the 2013 Plan also includes an annual increase on the first day of each fiscal year equal to the least of (i) 4,000,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2014, 1,641,299 shares were added to the shares reserved for issuance under the 2013 Plan according to the terms described above.
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

The following tables summarize option award activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2013	7,410,588	$6.97	8.5	$404,106
Options granted (weighted average fair value of $23.40 per share)	537,908	43.15
Options exercised	(959,588)	2.81
Options forfeited	(272,641)	12.25
Balance at September 30, 2014	6,716,267	$10.24	7.9	$54,427
Options vested and expected to vest—September 30, 2014	6,383,874	$9.86	7.9	$52,879
Options vested and exercisable—September 30, 2014	3,423,608	$5.69	7.4	$35,329
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $1.7 million and $9.5 million for the three months ended September 30, 2014 and 2013, respectively, and $29.7 million and $10.9 million for the nine months ended September 30, 2014 and 2013, respectively.
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
The assumptions used to value stock-based awards granted to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Expected term (years)	6.3	5.3–6.1	5.5–6.3	5.3–6.6
Volatility	56.7%–57.6%	58.2%–59.1%	55.6%–58.0%	58.2%–64.9%
Risk-free interest rate	1.84%	1.59%–1.73%	1.84%–1.97%	1.04%–1.88%
Dividend yield	—	—	—	—

As of September 30, 2014 and December 31, 2013, unamortized stock-based compensation expense related to unvested common stock options was $27.2 million and $21.7 million, respectively. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.2 years.
Restricted Stock Units ("RSUs") and Restricted Stock Awards ("RSAs")—A summary of RSU activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	382,402	$55.86
Granted	718,112	30.20
Vested and issued	(54,334)	45.33
Canceled	(69,175)	44.99
Unvested at September 30, 2014	977,005	$38.35
During the nine months ended September 30, 2014, the Company granted 4,000 RSAs with a weighted average grant date fair value of $16.67.
The Company recognized stock-based compensation expense associated with RSUs and RSAs of $2.5 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $6.5 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, unrecognized compensation expense related to the RSUs and RSAs was $26.8 million. The unrecognized compensation expense will be amortized on a straight-line basis through 2018. The total fair value of RSUs and RSAs vested and issued during the three and nine months ended September 30, 2014 was $0.5 million and $1.2 million, respectively.
Employee Stock Purchase Plan

In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the Company's initial public offering, the first offering period started on October 1, 2013 and ended on May 31, 2014.  At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2014, total compensation costs related to rights to purchase shares of common stock under the ESPP offering period ending November 30, 2014, but not yet vested were approximately $1.7 million, which will be recognized over the offering period.

The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Expected term (years)	0.5	0.5–0.7
Volatility	77.4%	66.2%–77.4%
Risk-free interest rate	0.06%	0.06%–0.07%
Dividend yield	—	—

Equity compensation allocation
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$282	$93	$810	$211
Research and development	1,279	506	3,577	1,266
Sales and marketing	2,683	1,152	7,598	2,471
General and administrative	1,685	902	4,900	2,305
Total	$5,929	$2,653	$16,885	$6,253

NOTE 11.	NET INCOME (LOSS) PER SHARE
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
Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company had net losses for the three and nine months ended September 30, 2014 and 2013, all potential shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(22,831)	$(6,860)	$(43,815)	$(18,771)
Weighted-average shares used to compute basic and diluted net loss per share	37,230	11,315	35,490	9,346
Basic and diluted net loss per share	$(0.61)	$(0.61)	$(1.23)	$(2.01)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee stock options	6,716	7,405	6,716	7,405
Shares subject to repurchase	138	380	138	380
Restricted stock units (RSUs) and restricted stock awards (RSAs)	977	51	977	51
Employee stock purchase plan	106	—	106	—
	7,937	7,836	7,937	7,836

NOTE 12.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business.  Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.
The Company recorded an income tax benefit of $4.1 million and income tax provision of $0.1 million for the three months ended September 30, 2014 and 2013, respectively. The Company recorded an income tax benefit of $3.6 million and income tax provision of $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit for the three and nine months ended September 30, 2014 is primarily due to a partial release of valuation allowance against the Company’s deferred tax assets limited to the amount of the net deferred tax liabilities generated from intangibles acquired from the [x+1] acquisition, partially offset by provisions for foreign and state income taxes. The tax expense for the three and nine months ended September 30, 2013 is primarily due to foreign and state income tax expense.
The following table presents the components of the benefit (provision) for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Federal	$4,031	$—	$4,031	$—
State	(2)	5	(2)	1
Foreign	91	(138)	(404)	(174)
Total benefit (provision) for income taxes	$4,120	$(133)	$3,625	$(173)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the acquisition of [x+1], the Company recorded $5.1 million of net deferred tax liabilities related to the intangible assets less deferred tax assets from net operating losses and research and development tax credits of the acquired entity.

Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company maintains a valuation allowance reserved against the balance of such assets as of September 30, 2014.

NOTE 13.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administration, research and development and sales and marketing activities in the United States that expire at various dates, with the latest expiration date in 2025.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $3.9 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $10.8 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Approximate remaining future minimum lease payments under these non-cancelable operating leases as of September 30, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2014 (remaining 3 months)	$2,731
2015	17,087
2016	20,260
2017	19,770
2018	18,479
Thereafter	65,951
$144,278
Please refer to Note 6 for details of the Company's capital lease commitments as of September 30, 2014 and December 31, 2013.
Letters of Credit Bank Guarantees and Restricted Cash—As of September 30, 2014 and December 31, 2013, the Company had irrevocable letters of credit outstanding in the amount of $6.2 million and $3.4 million, respectively, for facilities leases. The letters of credit have various expiration dates, with the latest being June 2025.
As of September 30, 2014, the Company had $3.0 million reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters of the Company’s initial public offering on September 19, 2013 (the “IPO”) and its secondary offering on February 5, 2013 (the

“Secondary Offering”) are also named as defendants. The complaints allege that the defendants made false and misleading statements about the ability of the Company’s technology to detect and eliminate fraudulent web traffic, and about the Company's future prospects. The complaints also allege that the Company’s registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, on behalf of those who purchased the Company’s common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in the Company’s initial public offering on September 19, 2013. The Mehrotra complaint also purports to assert a claim for violation of Section 12(a)(2) of the Securities Act of 1933. The complaints seek monetary damages in an unspecified amount.
The outcomes of the Company's legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to its operating results and cash flows for a particular period.
Legal fees are expensed in the period in which they are incurred.

NOTE 14.	RETIREMENT PLANS
The Company has established a 401(k) plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) plan, limited by certain Internal Revenue Service restrictions. The Company is responsible for the administrative costs of the 401(k) plan. The Company does not match employee contributions.

NOTE 15.	SEGMENTS
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
North America	$85,948	$56,578	$226,519	$137,824
All Other Countries	16,150	5,880	42,618	17,215
Total revenue	$102,098	$62,458	$269,137	$155,039
The following table summarizes total long-lived assets in the respective locations (in thousands):

	September 30,	December 31,
	2014	2013
North America	$73,263	$23,956
All Other Countries	4,954	1,838
Total long-lived assets	$78,217	$25,794

As of September 30, 2014, three agency holding companies and no single advertiser accounted for 10% of more of accounts receivable. As of December 31, 2013, no single agency holding company or advertiser accounted for 10% or more of accounts receivable.

With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the three and nine months ended September 30, 2014 and 2013, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue that flows through advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, three agency holding companies would have been associated with 10% or more of revenue during the three and nine months ended September 30, 2014, and two agency holding companies would have been associated with 10% or more of revenue during the three and nine months ended September 30, 2013.

NOTE 16.	SUBSEQUENT EVENTS
No subsequent events have occurred that would require adjustment to the financial statements or disclosures included in the financial statements.

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

•
the impact of our recent acquisition of [x+1] on our financial condition and results of operations, including but not limited to the impact of assumptions underlying the accounting treatment of the transaction;

•	our ability to effectively integrate the operations of [x+1] and realize anticipated synergies and new market opportunities from this combination;

•	our ability to maintain an adequate rate of revenue growth;

•	our capital investment plans and our ability to effectively manage those investments;

•	our growth strategies;

•	our ability to grow other channels and brand revenue and cross-sell our offerings;

•	our future operating expenses, including changes in research and development, sales and marketing and general and administrative expenses;

•	our ability to timely and effectively adapt our existing technology;

•	our ability to introduce new offerings that gain market acceptance, including the recently announced expansion of our self-service platform;

•	our ability to continue to expand internationally;

•	our ability to fulfill covenants and obligations under our existing business agreements;

•	our ability to manage our cash and undrawn balances under our loan facility to meet our liquidity needs for at least the next 12 months;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our plans to use the proceeds from our initial and follow-on public offerings;

•	future acquisitions of or investments in complementary companies or technologies;

•	our expectations concerning relationships with third parties; and

•	the effects of seasonal trends on our results of operations and key metrics,
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
Overview
Rocket Fuel is a technology company that has developed an Artificial Intelligence and Big Data-driven predictive modeling and automated decision-making platform. Our Artificial Intelligence, or AI, system autonomously purchases ad spots, or impressions, one at a time, on advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition. The ad purchasing solution we offer often is referred to as a Demand Side Platform, or “DSP.” We offer our DSP primarily as a full service platform for advertising agencies, advertisers and other parties. We have also provided a self-service version of the platform as a software-as-a-service ("SaaS") offering to a Japanese advertising agency since 2013, and in July 2014, we made the SaaS offering more widely available to agencies and other enterprise customers.
With our September 2014 acquisition of [x+1], a leading provider of programmatic marketing and data management solutions, we now have an Data Management Platform, or “DMP,” to offer to enterprise customers in conjunction with our DSP solution. [x+1] also offers customers a DSP solution, which we intend to integrate with our solution. [x+1]'s solutions allow enterprise customers to use their own customers' data to target relevant advertising messages across paid and owned media channels, including an advertiser's own website. The acquisition of [x+1] expands our market opportunity and accelerates our entry into the digital marketing enterprise SaaS market. Revenue from these SaaS offerings and related professional services was not material to the Company in the third quarter of 2014.
Our revenue retention rate was 135% and 149% for the twelve months ended September 30, 2014 and June 30, 2014, respectively. We define our “revenue retention rate” with respect to a given twelve-month period as (i) revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period. For the past twelve trailing months, as of September 30, 2014, our active customer base included 90 of the Advertising Age 100 Leading National Advertisers and 61 of the Fortune 100 companies. Additionally, as of September 30, 2014, we had 111 customers with more than $1 million in lifetime spend with us, with 55 of these 111 trusting us with over $2 million in lifetime spend and 17 of these 55 trusting us with over $5 million in lifetime spend.
Our solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. For the three and nine months ended September 30, 2014 and 2013, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. We have successfully run advertising campaigns for products and brands ranging from consumer products to luxury automobiles to travel and had served well over 333 billion impressions as of September 30, 2014. As of September 30, 2014, our computational infrastructure supported over 41,000 CPU cores in eight data centers and housed 20 petabytes of compressed data.
We generate revenue primarily by delivering digital advertisements to consumers through our platform across display, mobile, social and video channels. Historically, our revenue has predominantly come from display advertising because display advertising inventory was the first to be made available for programmatic buying through real-time advertising exchanges. The digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising, accelerating the amount of digital advertising inventory available through real-time advertising exchanges. Our technology works for advertisers across all of these channels to compete for a larger share of advertisers’ budgets. While a majority of our revenue currently comes from display advertising, we are focused on offering advertisers comprehensive solutions that address the display, mobile, social and video channels, as well meeting the demand for data management solutions.
Our DSP contracts typically have a term of less than one year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “Note 1—Nature of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included in Part I, Item 1.
We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we continue to grow our business. We expect to invest in research and development to enhance our solutions and integrate [x+1]'s technology with ours. In addition, we expect to invest in sales and marketing to integrate the two companies’ sales organizations, to provide more training in enterprise offerings, to acquire new customers and to reinforce our relationships with existing customers. We also expect to invest in our infrastructure, including our IT, financial and administrative systems and controls, to support our growth.
Key Metrics
We monitor the key metrics set forth below to help us evaluate growth, establish budgets, measure the effectiveness of our research and development and sales and marketing and other investments, and assess our operational efficiencies. Revenue is discussed under the headings “—Components of Our Results of Operations” and “—Results of Operations.” Revenue ex-TAC (previously referred to as "Revenue less media costs") and adjusted EBITDA are discussed under the heading “—Non-GAAP Financial Performance Metrics.” Number of active customers is discussed below (in thousands, except number of active customers):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$102,098	$62,458	$269,137	$155,039
Revenue ex-TAC (non-GAAP)	59,092	36,035	158,494	87,327
Adjusted EBITDA (non-GAAP)	(4,309)	(676)	(7,504)	(4,578)
Number of active customers	1,446	938	1,446	938
Number of Active Customers
We define an active customer as a customer from whom we recognized revenue in the last three months. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business. For example, the number of active customers, excluding active customers originating through our licensing agreement with a Japanese advertising agency, was flat from December 31, 2013, to March 31, 2014, but increased by 18% from March 31, 2014 to June 30, 2014, and was flat again from June 30, 2014 to September 30, 2014.
Non-GAAP Financial Performance Metrics
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles, or GAAP, we provide investors with the following financial measures that are not prepared in accordance with GAAP.
Revenue ex-TAC (previously referred to as "Revenue Less Media Costs")
Revenue ex-TAC (previously referred to as "revenue less media costs," but with no changes to the definition) is a non-GAAP financial measure defined by us as GAAP revenue less media costs. Media costs consist of costs for advertising impressions we purchase from real-time advertising exchanges or through other third parties. We believe that revenue ex-TAC is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the performance of our solution in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.
A limitation of revenue ex-TAC is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Management compensates for these limitations by also considering the comparable GAAP financial measures of revenue, cost of revenue and total operating expenses. The following table presents a reconciliation of revenue ex-TAC to revenue for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$102,098	$62,458	$269,137	$155,039
Less: Media costs	43,006	26,423	110,643	67,712
Revenue ex-TAC	$59,092	$36,035	$158,494	$87,327
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure defined by us as net loss before income tax benefit (provision), interest expense, net, depreciation and amortization expense (excluding amortization of internal use software), stock-based compensation expense and related payroll tax, change in fair value of convertible preferred stock warrant liability, other income (expense), net and acquisition related and other expenses. We have presented adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operating plans and to determine bonus payouts. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results.
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

•
adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of equity-based compensation; or (3) interest and tax payments that may represent a reduction in cash available to us; and

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

The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(22,831)	$(6,860)	$(43,815)	$(18,771)
Adjustments:
Interest expense, net	1,157	251	2,085	604
Income tax benefit (provision)	(4,120)	133	(3,625)	173
Depreciation and amortization expense (excluding amortization of internal-use software)	4,394	781	8,865	2,061
Stock-based compensation expense	5,929	2,653	16,885	6,253
Change in fair value of convertible preferred stock warrant liability	—	2,385	—	4,740
Other income (expense) - net	1,999	(155)	2,443	213
Acquisition related and other expenses	9,136	—	9,236	—
Payroll tax expense related to stock-based compensation	27	136	422	149
Total adjustments	18,522	6,184	36,311	14,193
Adjusted EBITDA	$(4,309)	$(676)	$(7,504)	$(4,578)
Prior to the third quarter of 2014, we defined Adjusted EBITDA as net loss before income tax benefit (provision), interest expense, net, depreciation and amortization (excluding amortization of internal-use software), stock-based compensation expense and change in fair value of convertible preferred stock warrant liability. This definition was revised, beginning in the third quarter of 2014, to exclude payroll tax expense related to stock-based compensation, other income (expense), net and acquisition related and other expenses.
Acquisition related and other expenses: We exclude the effect of acquisition related and other expenses and the effect of restructuring expenses from our non-GAAP operating expenses and net income/ (loss) measures. We have incurred and will incur significant expenses in connection with our acquisition of [x+1] and have also incurred certain other operating expenses or income, which we generally would not have otherwise incurred as a part of our continuing operations. Acquisition related and other expenses consist of personnel related costs for transitional employees, other acquired employee related costs, stock-based compensation expenses (in addition to the stock-based compensation expenses described above), integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net. Substantially all of the stock-based compensation expenses included in acquisition related and other expenses resulted from unvested options assumed in acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the original terms of those options. We believe it is useful for investors to understand the effects of these items on our total operating expenses. Acquisition related expenses generally diminish over time with respect to acquisitions, we generally will incur these expenses in connection with any future acquisitions.
Payroll tax expense related to stock-based compensation. We exclude payroll tax expense related to stock-based compensation expense because, without excluding these tax expenses, investors would not see the full effect that excluding stock-based compensation expense had on our operating results. These expenses are tied to the exercise or vesting of underlying equity awards and the price of our common stock at the time of vesting or exercise, which factors may vary from period to period independent of the operating performance of our business. Similar to stock-based compensation expense, we believe that excluding this payroll tax expense provides investors and management with greater visibility to the underlying performance of our business operations and facilitates comparison with other periods as well as the results of other companies.
Adjusted Net Loss
Adjusted net loss and adjusted diluted net loss per share are non-GAAP financial measures that are useful to us and investors because they present an additional measurement of our financial performance, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the impact of certain non-cash expenses such as amortization of intangible assets and stock-based compensation. We believe that analysts and investors use adjusted net income and adjusted diluted net income per share as supplemental measures to evaluate the overall operating performance of companies in our industry.

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
The following table presents a reconciliation of adjusted net loss to net loss for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(22,831)	$(6,860)	$(43,815)	$(18,771)
Adjustments:
Stock-based compensation expense	5,929	2,653	16,885	6,253
Change in fair value of convertible preferred stock warrant liability	—	2,385	—	4,740
Amortization of intangible assets	1,175	—	1,175	—
Acquisition related and other expenses	9,136	—	9,236	—
Tax impact of the above items	—	—	—	—
Adjusted net loss	$(6,591)	$(1,822)	$(16,519)	$(7,778)
Adjusted diluted net loss per share	$(0.18)	$(0.16)	$(0.47)	$(0.83)
Weighted average shares used in computing adjusted diluted net loss per share	37,230	11,315	35,490	9,346
Prior to the third quarter of 2014, we defined adjusted net loss as net loss before stock-based compensation expense and the change in fair value of convertible preferred stock warrant liability. This definition was revised, beginning in the third quarter of 2014, as net loss excluding stock-based compensation expense, changes in fair value of convertible preferred stock warrant liability, amortization of intangible assets, acquisition related and other expenses and the estimated tax impact of the foregoing items. The change in this definition did not result in a change to prior periods previously disclosed, except for the quarter ending June 30, 2014 which would be adjusted by $0.1 million for acquisition related and other expenses.
Factors Affecting Our Performance
We believe that the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Investment in Growth
We plan to invest for long-term growth. We have invested and will continue to invest in research and development to enhance our solution and create additional offerings, in sales and marketing to acquire new customers and reinforce our relationships with existing customers and in our infrastructure, including our IT, financial and administrative systems and controls, data centers and leasehold improvements. We expect our capital expenditures to increase significantly in 2014 compared to 2013. We are also investing to further automate our business processes with the goals of scaling our business while maintaining customer satisfaction and enhancing our profitability. Our acquisition of [x+1] represents a significant investment. We believe that these investments will contribute to our long-term growth, although they will reduce our profitability in the near term. Beginning in the second quarter of 2014, we saw operating expenses increase as a percent of revenue, and we anticipate this trend to continue at least through 2014. However, we expect that over the long term, our sales and marketing expenses will grow more slowly than revenue due to growth in our enterprise business as well as enhanced productivity within our sales team as their tenure increases. In addition, we expect research and development and general and administrative expenses to grow more slowly than revenue over the long term as we continue to scale our business.
Technology Enhancements and Customer Satisfaction

     We will continue to make improvements to our technology platforms that may have an impact on both our gross profit margin and our performance against advertiser objectives. We expect that our margin may be impacted not only by technology improvements, but also by competitive pressures, our commitment to satisfying advertiser objectives, the impact of seasonality in the advertising business, the supply and demand dynamics of real-time advertising exchange-traded media, our product mix (particularly going forward the mix of DSP and DMP business), our pricing strategies and the number and types of campaigns that we run and customers that we serve as we scale our business.
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
Customer Growth and Retention; Competition
We must continue to attract new customers, and/or gain a larger amount of our current customers’ advertising budgets, to continue our growth. Over the long term we aim to do both, but the relative focus on onboarding new customers or developing existing customers will vary over time with our product offerings and sales and service efficiencies.
Our number of active customers increased from 938 as of September 30, 2013 to 1,446 as of September 30, 2014, contributing to revenue growth from $62.5 million for three months ended September 30, 2013, to $102.1 million for the three months ended September 30, 2014. However, the number of active customers was flat from June 30, 2014 to September 30, 2014, increased by 15% from March 31, 2014 to June 30, 2014, and was flat again from December 31, 2013, to March 31, 2014.
New customers generally spend less than customers that have used our solution for longer periods of time. We also experienced decreased spending in 2014 by larger customers (measured by the amount of spend) who also spent with us in the same period in 2013. Adding new customers that tend to spend less and declining spend from larger and longer tenured customers contributed to the slowing rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013, which we expect will continue for the remainder of 2014.
Our revenue retention rate was 135% for the twelve months ended September 30, 2014 and 149%, 161% and 168% for each of the twelve months ended June 30, 2014, March 31, 2014 and December 31, 2013, respectively.
We compete for advertising budget with a variety of companies, including agency trading desks and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In our experience, it is our larger and longer tenured customers who are more likely to reduce their spend with us in favor of self-service platforms, agency trading desks, or other media strategies. In 2014, we have experienced a decline in revenue from some customers when they utilized agency trading desks to a greater extent or adopted self-serve platforms. Furthermore, agencies are effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. In July 2014, we announced an expansion of our self-service platform to the United States and Europe, which we believe will allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. With our September 2014 acquisition of [x+1], we now have an enterprise DMP to offer to enterprise customers in conjunction with our DSP solution.
Our ability to continue growing revenue will also depend in part upon the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors; our ability to improve our relationships with and identify opportunities to work collaboratively with agencies and agency trading desks; our ability to market and cross-sell our full suite of offerings and increase our larger customers' spend with us; and the rate at which new sales personnel become productive and we add new customers. While we have experienced a decline in sales productivity since the second quarter of 2014 in North America, we continue to believe that as our sales team becomes more seasoned, we will experience an increase in sales productivity over the long term.

Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. Over the past two quarters we have noted an expanding trend of customer concerns about inventory quality on real-time advertising exchanges that impacts the entire industry. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance.
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
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through social and video channels. For the three and nine months ended September 30, 2014 and 2013, direct-response campaigns, which are focused on generating specific consumer purchases or responses, contributed approximately two-thirds of our revenue, while brand campaigns, which are focused on lifting brand metrics, contributed the remaining one-third of our revenue. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Any revenue from subscriptions and related professional services, which is generally recognized over the term of the subscription period, was not material. Our revenue recognition policies are discussed in more detail under “—Nature of Business and Summary of Significant Accounting Policies” in the notes to our Condensed Consolidated Financial Statements included in Part I, Item 1.
Cost of Revenue
Cost of revenue consists primarily of media costs, and to a lesser extent, personnel costs, depreciation and amortization expense, amortization of internal-use software development costs on revenue-producing technologies, third-party inventory validation and data vendor costs, hosting costs and allocated costs. Media costs consist primarily of costs for advertising impressions we purchase from real-time advertising exchanges and other third parties, which are expensed when incurred. We typically pay these advertising exchanges on a per impression basis. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. These personnel costs are primarily attributable to individuals maintaining our servers and members of our network operations group, which initiates, sets up and launches advertising campaigns. We capitalize costs associated with software that is developed or obtained for internal-use and amortize these costs in cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Cost of revenue also includes third-party data center costs and depreciation of data center equipment. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. We anticipate that our cost of revenue will increase in absolute dollars as our revenue increases.
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

Other Expense, Net
Interest expense. Interest expense is related to our credit facilities and term debt.
Other income (expense)—net. Other income (expense)—net consists primarily of gains and losses on foreign currency translation and, to a lesser extent, interest income. We have foreign currency exposure related to our cash and accounts receivable that are denominated in currencies other than the U.S. dollar, principally the British pound and the Euro.
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
Provision for Income Taxes
Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we evaluate the need to have a valuation allowance against such tax assets. We expect to maintain this valuation allowance at least in the near term.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data:
Revenue	$102,098	$62,458	$269,137	$155,039
Cost of revenue (1)	54,952	31,877	139,410	81,529
Gross profit	47,146	30,581	129,727	73,510
Operating expenses:
Research and development (1)	11,200	4,464	26,875	10,587
Sales and marketing (1)	40,421	21,644	103,969	56,293
General and administrative (1)	19,320	8,719	41,795	19,671
Total operating expenses	70,941	34,827	172,639	86,551
Loss from operations	(23,795)	(4,246)	(42,912)	(13,041)
Other expense, net:
Interest expense	(1,157)	(251)	(2,085)	(604)
Other income (expense)—net	(1,999)	155	(2,443)	(213)
Change in fair value of convertible preferred stock warrant liability	—	(2,385)	—	(4,740)
Other expense, net	(3,156)	(2,481)	(4,528)	(5,557)
Loss before income taxes	(26,951)	(6,727)	(47,440)	(18,598)
Income tax benefit (provision)	4,120	(133)	3,625	(173)
Net loss	$(22,831)	$(6,860)	$(43,815)	$(18,771)
Loss per share:
Net loss per share, basic and diluted	$(0.61)	$(0.61)	$(1.23)	$(2.01)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$282	$93	$810	$211
Research and development	1,279	506	3,577	1,266
Sales and marketing	2,683	1,152	7,598	2,471
General and administrative	1,685	902	4,900	2,305
Total	$5,929	$2,653	$16,885	$6,253

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data: *
Revenue	100%	100%	100%	100%
Cost of revenue	54	51	52	53
Gross profit	46	49	48	47
Operating expenses:
Research and development	11	7	10	7
Sales and marketing	40	35	39	36
General and administrative	19	14	16	13
Total operating expenses	69	56	64	56
Loss from operations	(23)	(7)	(16)	(8)
Other expense, net:
Interest expense	(1)	—	(1)	—
Other expense—net	(2)	—	(1)	—
Change in fair value of convertible preferred stock warrant liability	—	(4)	—	(3)
Other expense, net	(3)	(4)	(2)	(4)
Loss before income taxes	(26)	(11)	(18)	(12)
Provision for income taxes	4	—	1	—
Net loss	(22)%	(11)%	(16)%	(12)%

*	Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Revenue	$102,098	$62,458	63%	$269,137	$155,039	74%

Revenue increased $39.6 million, or 63%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. [x+1] contributed $6.0 million to revenue in the three months ended September 30, 2014. Revenue from the display channel was $57.2 million, or 56%, of revenue and $46.2 million, or 74%, of revenue for the three months ended September 30, 2014 and 2013, respectively. Revenue growth was attributable in part to growth in revenue from channels other than display. Revenue from other channels was $44.9 million, or 44%, of revenue and $16.2 million, or 26%, of revenue for the three months ended September 30, 2014 and 2013, respectively. Revenue from the display channel increased by $11.0 million, or 24%, and revenue from other channels increased by $28.7 million, or 177%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The $28.7 million increase in other channel revenue was primarily from the mobile channel, which was 30% of revenue for the three months ended September 30, 2014, followed by the social channel and then the video channel.
The increase in revenue was attributable to increased spending by certain existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from 938 as of September 30, 2013 to 1,446 as of September 30, 2014. Within the 1,446 active customers, 126 active customers originated through our licensing agreement with a Japanese advertising agency. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in an 80% increase in the number of campaigns that ran across our platforms during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Due to the higher number of campaigns, the volume of impressions delivered increased by 56% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The average cost per mille (or cost per thousand impressions), or CPM, increased by 5%, and revenue ex-TAC as a percentage of revenue was 58% during both the three months ended September 30, 2014 and the three months ended September 30, 2013. Revenue from outside of North America increased by 175% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Revenue from outside of North America, as a percentage of revenue, increased to 16% from 9% during the three months ended September 30, 2014 and 2013, respectively.
Revenue increased $114.1 million, or 74%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Revenue from the display channel was $153.4 million, or 57%, of revenue and $124.6 million, or 80%, of revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenue growth was attributable in part to growth in revenue from channels other than display. Revenue from other channels was $115.7 million, or 43%, of revenue and $30.4 million, or 20%, of revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenue from the display channel increased by $28.8 million, or 23%, and revenue from other channels increased by $85.3 million, or 281%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The $85.3 million increase in other channel revenue was primarily from the mobile channel, which was 30% of revenue for the nine months ended September 30, 2014, followed by the social channel and then the video channel.
The increase in revenue was attributable to increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by a decline in revenue from some customers when they adopted third-party self-service platforms. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 103% increase in the number of campaigns that ran across our platforms during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Due to the higher number of campaigns, the volume of impressions delivered increased by 70% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The average cost per mille (or cost per thousand impressions), or CPM, increased by 2%, and revenue less media costs as a percentage of revenue increased to 59% from 56% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Revenue from outside of North America increased by 148% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Revenue from outside of North America, as a percentage of revenue, increased to 16% from 11% during the nine months ended September 30, 2014 and 2013, respectively.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Cost of revenue	$54,952	$31,877	72%	$139,410	$81,529	71%
Gross profit	$47,146	$30,581	54%	$129,727	$73,510	76%
Gross margin	46%	49%		48%	47%
Headcount (at period end)	85	49	73%

Cost of revenue increased by $23.1 million, or 72%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in media costs from $26.4 million to $43.0 million and, to a lesser extent, an increase in data and inventory validation costs of $2.2 million, an increase in depreciation and amortization of capitalized internal-use software and other fixed assets of $1.9 million and an increase in personnel costs of $0.9 million. The $16.6 million increase in media costs was due to our increased sales volume. Media costs represented approximately 42% of revenue in both the three months ended September 30, 2014 and 2013. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal-use software was $1.4 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. Gross profit increased by 54% primarily due to the increase in revenue less media costs from $36.0 million to $59.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2014. Gross margin decreased from 49% for the three months ended September 30, 2013 to 46% for the three months ended September 30, 2014. The decrease in gross margin was primarily due to increases in other costs by 3% as a percentage of revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Cost of revenue increased by $57.9 million, or 71%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in media costs from $67.7 million to $110.6 million and, to a lesser extent, an increase in data and inventory validation costs of $4.3 million, an increase in depreciation and amortization of capitalized internal-use software and other fixed assets of $4.0 million, an increase in personnel costs of $3.0 million and an increase in hosting costs of $1.3 million. The $42.9 million increase in media costs was due to our increased sales volume. Media costs represented approximately 41% and 44% of revenue in the nine months ended September 30, 2014 and 2013, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI-driven platform, which allowed us to more efficiently deliver our solution. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal-use software was $3.7 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively. Gross profit increased by 76% primarily due to the increase in revenue less media costs from $87.3 million to $158.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. Gross margin increased from 47% for the nine months ended September 30, 2013 to 48% for the nine months ended September 30, 2014. Our gross profit margins are driven by continued advancements in our artificial intelligence platform. The increase in gross margin was primarily due to decreases in media costs by 3%, partially offset by increases in other costs by 2%, in each case as a percentage of revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Research and development	$11,200	$4,464	151%	$26,875	$10,587	154%
Percent of revenue	11%	7%		10%	7%
Headcount (at period end)	182	98	86%

Research and development expense increased by $6.7 million, or 151%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in personnel expense of $3.4 million and, to a lesser extent, to an increase in depreciation and amortization expense of $1.3 million, an increase in professional services costs of $1.2 million and an increase in allocated costs of $0.7 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses. The increase in depreciation expense was primarily due to purchasing of data center equipment to support development as well as disaster recovery infrastructure.
Research and development expense increased by $16.3 million, or 154%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in personnel expense of $9.5 million and, to a lesser extent, to an increase in allocated costs of $2.5 million, an increase in depreciation and amortization expense of $2.0 million, and an increase in professional services costs of $1.8 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.
 We capitalized internal-use software development costs of $2.3 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $6.6 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to additional headcount devoted to internal-use software development.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Sales and marketing	$40,421	$21,644	87%	$103,969	$56,293	85%
Percent of revenue	40%	35%		39%	36%
Headcount (at period end)	613	319	92%

Sales and marketing expense increased by $18.8 million, or 87%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in personnel expense of $10.7 million and, to a lesser extent, an increase in allocated costs of $3.5 million, an increase in professional services of $2.1 million and an increase in travel and related expenses of $1.9 million. The increase in personnel expense was primarily due to significant expansion of our sales force through normal hiring and the acquisition of [x+1] and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our commission expense increased by 18% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.

Sales and marketing expense increased by $47.7 million, or 85%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in personnel expense of $30.4 million and, to a lesser extent, an increase in allocated costs of $9.2 million, an increase in travel and related expenses of $4.5 million, an increase in professional services of $2.0 million and an increase in depreciation and amortization expense of $1.4 million. The increase in personnel expense was primarily due to significant expansion of our sales force through normal hiring and with the acquisition of [x+1] and, to a lesser extent, to an increase in commission expense related to the increase in revenue. Our sales and marketing headcount increased by 92% and our commission expense increased by 17% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.
General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
General and administrative	$19,320	$8,719	122%	$41,795	$19,671	112%
Percent of revenue	19%	14%		16%	13%
Headcount (at period end)	148	84	76%
General and administrative expense increased by $10.6 million, or 122%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to an increase in professional services of $6.2 million and, to a lesser extent, to an increase in personnel expense of $3.4 million and an increase in allocated costs of $0.9 million. The increase in professional services was primarily due to acquisition and integration related costs associated with the acquisition of [x+1]. The increase in personnel costs was driven primarily by increased headcount and increased stock-based compensation expense. We continued to invest in our infrastructure and in recruiting services to grow our general and administrative headcount. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.
General and administrative expense increased by $22.1 million, or 112%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in personnel expense of $9.8 million and, to a lesser extent, to an increase in professional services of $7.3 million and an increase in allocated costs of $2.7 million. The increase in personnel costs was driven primarily by increased headcount and increased stock-based compensation expense. The increase in professional services was primarily due to acquisition and integration related costs associated with the acquisition of [x+1]. We continued to invest in our infrastructure and in recruiting services to grow our general and administrative headcount. Allocated costs include charges for facilities, office expenses, telephones and other miscellaneous expenses.
Other Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)
Interest expense	$(1,157)	$(251)	361%	$(2,085)	$(604)	245%
Gain (loss) on foreign currency translation	(2,015)	108	(1,966)%	(2,476)	(351)	605%
Other income (expense)—net	16	47	(66)%	33	138	(76)%
Change in fair value of convertible preferred stock warrant liability	—	(2,385)	(100)%	—	(4,740)	(100)%
Total other expense, net	$(3,156)	$(2,481)	27%	$(4,528)	$(5,557)	(19)%
The increase in other expense, net, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily relates to foreign currency translation losses and interest expense related to our additional borrowings under our revolving credit facility and term debt, partially offset by revaluations of convertible preferred stock warrants during 2013, which were converted to equity in September 2013.
The decrease in other expense, net, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily relates to revaluations of convertible preferred stock warrants during 2013, which were converted to equity in September 2013, and, to a lesser extent, to foreign currency translation losses and interest expense related to our additional borrowings under our revolving credit facility and term debt.
Provision for Income Taxes
We recorded an income taxes benefit of $4.1 million and an income tax provision $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and an income tax benefit of $3.6 million and an income tax provision $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit for the three and nine months ended September 30, 2014 is primarily due to a partial release of valuation allowance against our US deferred tax assets limited to the amount of the net deferred tax liabilities generated from intangibles acquired from the [x+1] acquisition, offset by foreign and state income taxes. The tax expense for the three and nine months ended September 30, 2013 is primarily due to foreign and state income tax expense.
Liquidity and Capital Resources
From our incorporation in March 2008 through September 2013, we financed our operations, capital expenditures and working capital needs through private sales of convertible preferred stock, lines of credit and term debt. We received net proceeds of $60.6 million from the issuance of convertible preferred stock between 2008 and 2012. In September 2013, we completed our initial public offering whereby we sold 4,000,000 shares of common stock and certain of our stockholders sold 600,000 shares of common stock. The public offering price of the shares sold in the initial public offering was $29.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds to us from the initial public offering were $116.0 million. After deducting underwriters’ discounts and commissions, and offering expenses, the aggregate net proceeds we received totaled approximately $103.3 million.
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
On December 20, 2013, we entered into an amended and restated Revolving Credit and Term Loan Agreement (the "Loan Facility"), with certain lenders, including Comerica Bank, or Comerica, as administrative agent for the lenders. The Loan Facility amended and restated our then-existing Loan and Security Agreement, dated as of April 7, 2010, (the "Existing Loan Facility"), between us and Comerica.

On June 30, 2014 and October 31, 2014, we entered into amendments to the the Loan Facility (the “Amendments”), which provide for, among other things, an increase in the letter of credit subfacility under the revolving credit facility to $12.0 million from $5.0 million; an increase to the capital expenditures limits; and changes to the definition of “EBITDA” and to the minimum EBITDA financial covenants.
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
On September 5, 2014, we acquired [x+1] for an aggregate purchase price of $98.0 million in cash and 5,253,084 shares of our common stock. Prior to September 30, 2014, we paid in full $11.1 million of debt that was assumed with the acquisition of [x+1].
As of September 30, 2014, we had cash and cash equivalents of $111.6 million and $62.0 million in debt obligations under to the Loan Facility. As of September 30, 2014, we had the ability to borrow up to an additional $31.4 million under the Loan Facility based on our accounts receivable balance. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2014.
We believe that our existing cash and cash equivalents balance, together with the undrawn balance under the Loan Facility, will be sufficient to meet our business requirements for at least the next twelve months. During the remainder of 2014, we plan to continue our current rate of capital expenditures to support our growth, including expenditures on additional hardware, such as data centers and related equipment, and leasehold improvements.
If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional funds, we may also take measures to reduce expenses to offset any shortfall.
Our current debt obligations under the Loan Facility require us to maintain compliance with certain financial covenants, with the most significant covenant being a requirement to maintain a specified minimum adjusted EBITDA . As of September 30, 2014, we were out of compliance with one covenant related to capital expenditure limits, for which a waiver was obtained. Based on our projections, we believe we will maintain compliance with the debt covenants through the remainder 2014. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
There can be no assurances that we will be able to raise additional capital or obtain such waivers or amendments of the Loan Facility on acceptable terms or at all, which would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected. See "Risk Factors - Our loan agreement contains operating and financial covenants that restrict our business and financing activities."

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(1,964)	$(7,160)
Cash flows used in investing activities	(145,392)	(10,050)
Cash flows provided by financing activities	145,116	127,584
Effects of exchange rates on cash	(1)	12
Increase (decrease) in cash and cash equivalents	$(2,241)	$110,386

Operating Activities
Our primary source of cash from operating activities is from collections of receivables for advertising billings. Our primary use of cash in operating activities is for the payment to exchanges for media costs. Cash used in operating activities is primarily influenced by the volume of sales to advertisers and advertising agencies representing advertisers, as well as by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Cash used in operating activities has typically been due to net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accrued liabilities.
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 102 and 95 days as of September 30, 2014 and December 31, 2013, respectively. Excluding the impact of [x+1] beginning balances, days sales outstanding as of September 30, 2014 were 91 days. Our contracts with advertising exchanges typically are based on the standard payment terms of the advertising exchanges. During the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash provided by (used in) operations for any period presented.
For the nine months ended September 30, 2014, cash used in operating activities was $2.0 million, resulting from a net loss of $43.8 million, offset by non-cash expenses of $30.0 million, which mainly included depreciation, amortization, and stock-based compensation expense. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth, primarily related to continued investment in our business. The remaining $11.8 million was from the net change in working capital items, most notably an increase in prepaid and other assets of $12.4 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company, a decrease in accrued and other liabilities of $5.4 million related to the timing of payments, compensation and other general expenses and an increase in accounts receivable of $5.1 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies. These amounts were fully offset by an increase in deferred rent of $20.5 million due to the expansion of new office locations and an increase in accounts payable of $13.9 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies.
For the nine months ended September 30, 2013, cash used in operating activities was $7.2 million, resulting from a net loss of $18.8 million, offset by non-cash expenses of $16.1 million, which included depreciation, amortization, stock-based compensation expense and the change in fair value of preferred stock warrant liability. These non-cash expenses increased due to additional depreciation generated by our capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash of $4.5 million was from the net change in working capital items, most notably an increase in accounts payable and accrued liabilities of $12.5 million and $5.5 million, respectively, related to the timing of payments, compensation and other general expenses, as well as an increase in deferred revenue of $0.3 million. These amounts were offset by an increase in accounts receivable of $21.2 million due to an increase in billings for advertising campaigns as well as the timing of payments from domestic and international customers and agencies, and an increase in prepaid and other assets of $1.6 million due to the timing of payments for items, including, but not limited to, software licenses and maintenance, deposits, and other operational expenses, and growth of the company.
Investing Activities
During the nine months ended September 30, 2014, investing activities primarily consisted of $97.4 million related to the acquisition of [x+1], $40.3 million of capital expenditures in the form of purchases of property, equipment and software and $5.5 million of capitalized internal use software. During both the nine months ended September 30, 2014 and 2013, investing activities consisted of purchases of property and equipment, including hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.
Financing Activities
During the nine months ended September 30, 2014, cash provided by financing activities was $145.1 million, consisting primarily of $116.5 million in proceeds from our follow-on public offering completed on February 5, 2014, partially offset by $1.1 million in cash used to pay costs related to our follow-on public offering. Cash was also provided by $35.0 million in borrowings under our revolving line of credit, partially offset by payments of $11.1 million on debt that was assumed with the acquisition of [x+1], as well as $3.8 million in proceeds from the issuance of common stock under the employee stock purchase plan and $2.7 million in proceeds from the exercise of stock options.
During the nine months ended September 30, 2013, cash provided by financing activities amounted to $127.6 million, consisting of $107.9 million from the proceeds from our IPO completed on September 25, 2013, $10.0 million in borrowings under our Comerica line of credit, $10.0 million in borrowings under long term-debt and $1.3 million in proceeds from the exercise of stock options. This was partially offset by $1.5 million in cash used to pay costs related to the IPO.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of September 30, 2014 or December 31, 2013 other than the operating leases and indemnification agreements described below.
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
Operating Leases
We lease various office facilities, including our corporate headquarters in Redwood City, California and various sales offices, under operating lease agreements that expire through March 2025. Included within these operating lease agreements are our headquarters facility, which expires in December 2019 and our sales office in New York, NY, which expires in March 2025.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of September 30, 2014, our principal commitments consisted of obligations under the Loan Facility that were scheduled to mature at various dates through December 2018 and operating leases for our offices, as well as capital lease agreements for computer hardware and software.

The following table summarizes our future minimum payments under these arrangements as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$144,278	$14,910	$40,319	$38,769	$50,280
Capital lease obligations	8,372	3,088	5,251	33	—
Term debt (1)	20,000	3,750	15,000	1,250	—
Revolving credit facility (2)	42,444	—	42,444	—	—
Total minimum payments	$215,094	$21,748	$103,014	$40,052	$50,280

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 2.75% to 3.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.75% to 4.50%, which was equal to 3.91%, as of September 30, 2014, and is scheduled to mature in December 2018.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the Loan Facility, plus a spread of 1.75% to 2.50%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.75% to 3.50%, which was equal to 2.91%, as of September 30, 2014, and has a final maturity date in December 2016.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, with the exception to the accounting for business combinations described in "Note 5—Business Combinations” in the notes to our condensed consolidated financial statements included in Part I, Item 1.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange and inflation risks.
Interest Rate Fluctuation Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and cash equivalents consist of cash, deposits and money market funds which, due to their relatively short maturity, are relatively insensitive to interest rate changes.
Our borrowings under our credit facility are at variable interest rates and thus expose us to interest rate fluctuations depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in our interest expense of $0.1 million per year for every $10.0 million of outstanding debt under the credit facility.

Our borrowings under capital lease obligations are at fixed interest rates, and therefore do not expose us to additional interest rate fluctuation risk.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound and the Euro. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to translating certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar. As our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments to hedge our foreign currency exchange risk.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The phrase "disclosure controls and procedures" refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and interim chief financial officer, or interim CFO, as appropriate to allow timely decision regarding required disclosure.
Our management, with the participation of our CEO and interim CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and interim CFO have concluded that as of September 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters of the Company’s initial public offering on September 19, 2013 (the “IPO”) and its secondary offering on February 5, 2013 (the “Secondary Offering”) are also named as defendants. The complaints allege that the defendants made false and misleading statements about the ability of Rocket Fuel’s technology to detect and eliminate fraudulent web traffic, and about Rocket’s Fuel’s future prospects. The complaints also allege that Rocket Fuel’s registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, on behalf of those who purchased Rocket Fuel’s common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in Rocket Fuel’s initial public offering on September 19, 2013. The Mehrotra complaint also purports to assert a claim for violation of Section 12(a)(2) of the Securities Act of 1933. The complaints seek monetary damages in an unspecified amount.
The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.
We expense legal fees in the period in which they are incurred.
ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 30 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry
Our limited operating history makes it difficult to evaluate our business and prospects.
We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, the rate of growth has declined in recent quarters. We may not be able to slow or reverse this decline in revenue growth rate, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining customers and maintaining relationships with advertising agencies; and developing new offerings, either internally or through acquisitions.
Our current operational infrastructure may require changes for us to scale our business efficiently and effectively to keep pace with demand for our solutions, and achieve long-term profitability. If we fail to implement these changes on a timely basis, or if we are unable to implement them effectively or at all due to factors beyond our control or other reasons, our business may suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future. As a growing company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

•	develop and offer competitive technology platforms and offerings that meet our advertisers’ needs as they change;

•
expand our expertise in technologies required for offerings, such as our self-service and DMP enterprise solutions, that involve developing solutions for use directly by others, including user interface development, user documentation and ongoing customer support and maintenance;

•	build a reputation for superior solutions and create trust and long-term relationships with advertisers and advertising agencies;

•
successfully integrate the operations of [x+1], a provider of programmatic marketing and data management solutions that we acquired in September 2014, including but not limited to integration of the [x+1] technology platform with ours;

•	distinguish ourselves from competitors in our industry;

•	maintain and expand our relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns;

•	respond to evolving industry standards, government regulations and customer requirements that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.
If we are unable to meet one or more of these objectives or otherwise adequately address the risks and difficulties that we face, our business may suffer, our revenue may decline and we may not be able to achieve further growth or long-term profitability.
If we do not manage our growth effectively, the quality of our solutions or our relationships with our customers may suffer, and/or our operating results may be negatively affected.
Our business has grown rapidly. We rely heavily on information technology ("IT") systems to manage critical customer-related functions such as advertising campaign management and operations, data center operations and data management platform hosting. We must expand and improve these systems to maintain the quality of our solutions as we grow and, in particular, to avoid service interruptions, security breaches and slower system performance for our enterprise solutions, including our self-service platform and our data management platform ("DMP"). We also depend on IT systems to manage essential functions such as revenue recognition, budgeting, forecasting, financial reporting and other administrative functions and we must continue to expand and improve these IT systems as well. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not quickly and effectively integrate and train our new employees, particularly our sales and account management personnel and employees acquired as part of our recent acquisition of [x+1], and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solutions. Our rapid growth has resulted in challenges, and if we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solutions may suffer, our relationships with our customers may be harmed and our corporate culture may be adversely impacted. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.
If we fail to make the right investment decisions in our offerings and technology platforms, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
We compete for advertisers, which are often represented by advertising agencies, who want to purchase digital media for advertising campaigns and/or invest in enterprise solutions, including data management platforms ("DMPs") for the purchase of digital media and/or personalization of web properties. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as in advertiser demands and expectations. We continuously need to make decisions regarding which offerings and technology to invest in to meet advertiser demand and evolving industry standards and regulatory requirements. We may make wrong decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose advertisers or advertisers may decrease their spending on our solutions. New advertiser demands, superior competitive offerings or new industry standards could render our existing solutions unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology platforms or business models. Our failure to adapt to a rapidly changing market or to anticipate advertiser demand could harm our business and our financial performance.
We recently acquired [x+1], and may invest in or acquire other businesses. These activities require significant management attention and resources to integrate new businesses into our existing operations. These activities could disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.

As part of our business strategy, we may make investments in or acquisitions of complementary companies, products or technologies. For example, in September 2014, we acquired [x+1], a provider of programmatic marketing and data management solutions. These activities involve significant risks to our business. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. The acquisitions we do complete may not ultimately strengthen our competitive position. Any acquisitions we complete could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the value of our common stock. In addition, if we are unsuccessful at integrating acquired employees or technologies, our financial condition and results of operations, including revenue growth, could be adversely affected. Any acquisition and subsequent integration will require significant time and resources. We have only completed one acquisition to date and have only recently begun integrating the acquired business. As a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to successfully evaluate and use the acquired technology or employees, or otherwise manage the acquisition and integration processes successfully. We will be required to pay cash, incur debt and/or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the value of our common stock. For example, in connection with our recent acquisition of [x+1], we paid approximately $98.0 million in cash and 5.3 million shares of our common stock, subject to adjustment pursuant to the Merger Agreement. The use of cash to pay for acquisitions, including our acquisition of [x+1], will limit other potential uses of our cash, including investments in our sales and marketing and product development organizations, and in infrastructure to support scalability. The issuance or sale of equity or convertible debt securities to finance any such acquisitions, including our acquisition of [x+1], will result in dilution to our stockholders and could negatively impact earnings per share. If we incur debt in connection with any future acquisition, it would result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.

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

Additional risks related to investments and acquisitions, including our recent acquisition of [x+1], include but are not limited to the following:

•	The need to integrate the technology underlying an acquired company's products and services with our technology;

•	The need to integrate an acquired company's sales organization with ours in a manner that will optimize sales of the combined company's offerings;

•	The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management and timely reporting;

•	The possibility that the combined company will not achieve the expected benefits, including any anticipated operating and product synergies, of the acquisition as quickly as anticipated, if at all;

•
The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•Unfavorable revenue recognition or other accounting or tax treatment as a result of an acquired company’s practices;

•
The possibility of higher than anticipated costs in continuing support and development of acquired products; in general and administrative functions that support new business models; or in compliance with associated regulations that are more complicated than we had anticipated;

•	Cultural challenges associated with integrating employees from an acquired company or business into our organization, and the risk of attrition if integration is not successful;

•	The possibility that we will be unable to retain key employees and maintain the key business and customer relationships of the businesses we acquire;

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

•	Significant accounting charges resulting from the completion and integration of a sizable acquisition and related capital expenditures;

•	Significant acquisition-related accounting adjustments that may cause reported revenue and profits of the combined company to be lower than the sum of their stand-alone revenue and profits;

•	The possibility that the costs of, or operational difficulties arising from, an acquisition would be greater than anticipated;

•
Additional country-specific risks, to the extent that we engage in strategic transactions outside of the United States, including risks related to integration of operations across different cultures and languages; currency risks; the particular economic, political and regulatory risks associated with specific countries; and the possibility that data privacy regulations in new markets may be applied differently to the acquired company's technology and practices than they are to our technology and practices; and

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
We incurred net losses of $43.8 million and $18.8 million, for nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of $88.3 million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth, primarily due to substantial investments in our business, tenant improvements at our office locations and an increase in our headcount by approximately 86% from September 30, 2013 to September 30, 2014. We expect our cost of revenue and operating expenses to continue to increase substantially in the foreseeable future as we continue to expand our business by adding sales, marketing and related support employees in existing and new territories, adding engineering employees to support continued investments in our technology platforms and offerings, adding general and administrative employees to support our growth and expansion, and as a result of our acquisition of [x+1], which had not yet achieved profitability when we completed the acquisition. In particular, our operating expenses increased as a percentage of revenue in the second and third quarters of 2014 compared to the same quarters in 2013, and we expect this trend to continue for the remainder of 2014.

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
Our quarterly and annual operating results have fluctuated in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. Our fluctuating results could cause our performance to fall below the expectations of investors and securities analysts, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	the addition or loss of advertisers, advertising agencies or enterprise customers;

•	changes in demand and pricing for our solutions;

•	the seasonal nature of our customers’ spending on digital advertising campaigns;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the pricing of advertising inventory or of other third-party services;

•	the introduction of new technologies, product or service offerings by our competitors;

•	changes in our customers’ advertising budget allocations, agency affiliations, or marketing strategies, which could affect their interest in our solutions;

•	changes and uncertainty in the regulatory environment for us or our advertisers;

•
changes in the economic prospects of our advertisers or the economy generally, which could alter current or prospective advertisers’ spending priorities, or could increase the time or costs required to complete sales to advertisers;

•	changes in the availability of advertising inventory through real-time advertising exchanges, or in the cost to reach end consumers through digital advertising;

•
fluctuations in our revenue less media costs (revenue less media costs is a non-GAAP measure; please see Item 2 of this Quarterly Report on Form 10-Q, “Non-GAAP Financial Performance Metrics," for an explanation of this measure and a reconciliation to the most comparable GAAP measure);

•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;

•	costs related to acquisitions of people, businesses or technologies, such as our recent acquisition of [x+1]; and

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action lawsuits described below under “Risks Related to the Securities Markets and Ownership of our Common Stock—The price of our common stock has been volatile and the value of our common stock could decline.”

Based upon all of the factors described above and others that we may not anticipate, including those beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. As a result, our actual operating results may from time to time fall below our estimates or the expectations of investors and analysts. Furthermore, our projected results may from to time fall below our initial estimates or the expectations of investors and analysts. For example, this occurred with respect to the second quarter, the third quarter and full year in fiscal 2014 and resulted in substantial declines in our stock price. See “Risks Related to the Securities Markets and Ownership of our Common Stock—We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline,” below.

If we are unable to attract new advertising customers and sell additional and new offerings to our existing customers, our revenue growth will be adversely affected.
To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers (both of which are often represented by advertising agencies) to purchase additional offerings from us, including our new enterprise solutions. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our digital media buying managed service solution tend to increase their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return as frequently as, advertisers that have used this solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. In 2014, we have experienced a decline in average customer spend compared to 2013, as well as a decline in spend by some of our larger customers. If we are unable to continue to attract new advertisers or obtain new business from existing advertisers, our revenue growth and our business may be adversely affected. We have experienced a slowing rate of revenue growth since the third quarter of 2013, which could continue in future periods. Our ability to slow or reverse this declining rate of growth will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance.
In particular, the market for our enterprise solutions is relatively new. Advertisers may be reluctant to make significant investments in these solutions. The sales cycle for enterprise solutions can be long and unpredictable and require considerable time and expense. Even if we generate a sale, we incur upfront costs associated with onboarding advertisers to our enterprise platforms, which can be a complex process as we must support a wide range of customer data formats and capabilities, and integrate with a wide range of applications and technology and process infrastructures. We may not recoup our investment if we do not maintain the advertiser relationship over time.
We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours, or that may operate to limit our access to advertisers’ budgets even if our solutions are more effective. These factors could result in declining revenue, or inability to grow our business.
Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our solutions, or offer pricing models that are less attractive to us and decrease our margins. It may also result in longer sales cycles, particularly for our enterprise software solutions. Our principal competitors for our solutions include traditional advertising networks, and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our self-service solutions include other companies that offer self-service demand-side and data management platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third party data. Other competitors for our enterprise solutions include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising activities. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources. In the first half of 2014, we experienced a decline in revenue from some customers that adopted demand side and data management platforms before our own similar solutions were widely available, and from customers who directed more spend through agency trading desks.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select agency trading desks or self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers.

We also compete with services offered through large online portals that have significant brand recognition, such as Yahoo!, Google, AOL and MSN. These large portals have substantial proprietary digital advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, and the ability to significantly influence pricing for digital advertising inventory. We also compete for a share of advertisers’ total advertising budgets with online search advertising, for which we do not offer a solution, and with traditional advertising media, such as direct mail, television, radio, cable and print. Some of our competitors have also established reputations for specific services, such as retargeting with dynamic creative, for which we do not have an established market presence. Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.
Our ability to continue competing successfully and growing revenue will depend in part on our ability to retain business from our larger and longer tenured customers; win business from new customers through the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors, including agency trading desks; attract customers to our self-service platform offering and new enterprise solutions, including the DMP acquired through [x+1]; and identify opportunities to work collaboratively with agencies and agency trading desks.  If a significant portion of our larger and longer tenured customers spend less with us, or stop spending altogether, and we fail to attract sufficient offsetting new business from new customers, our business, financial condition and results of operations would be harmed.
If the use of “third party cookies” is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, our performance could decline and we could lose advertisers and revenue.
We use “cookies” (small text files) to gather important data to help deliver our solution. These cookies are placed through an Internet browser on an Internet user’s computer and correspond to a data set that we keep on our servers. Our cookies are known as “third party” cookies because we do not have a direct relationship with the Internet user. Our cookies collect anonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertisers’ websites. On mobile devices, we may also obtain location-based information about the user’s device. We use these cookies to help us achieve our advertisers’ campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement too frequently, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies to help us decide whether to bid on, and how much to bid on, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser’s campaign, and undermine the effectiveness of our solution.
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
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. The Data Protection Regulation, which was endorsed by the European Union Parliament in March 2014, will next be reviewed by the European Union Council of Ministers and the European Union Commission. If enacted into law, possible new rules regarding data collection could limit or change the way we collect information, and could have a negative impact on our ability to optimize our clients' advertising campaigns.

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
Our international expansion and the integration of international operations present challenges and risks to our business and require significant attention from our management, finance, analytics, operations, sales and engineering teams to support advertising campaigns abroad. For example, as a direct result of our relationship with our Japan licensee, we have undertaken engineering and other work to support campaigns for Japanese advertisers and localize our technology platform for language, currency and time zone, and have made substantial investments to train our Japan licensee’s sales team to sell our solution in Japan. Moreover, our Japan licensee is a wholly-owned subsidiary of a large advertising agency holding company, which has other subsidiaries that may offer services that compete with us. As a result, there is a risk that conflicts of interest may arise that could reduce our ability to gain market share in the Japanese market. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, could interfere with our ability to offer our solutions competitively to advertisers and advertising agencies in one or more countries and expose us or our employees to fines and penalties. In some cases, our advertisers might impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements might differ significantly from the requirements applicable to our business in the United States and could require engineering and other costly resources to accommodate. Laws and regulations that could impact us include but are not limited to tax laws, employment laws, data privacy regulations, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. We will likely incur significant operating expenses as a result of our international expansion, and it may not be successful. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad, fluctuations in foreign currency exchange rates and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.

Our solutions are dependent on display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.
Historically, our customers have predominantly used our solution for display advertising, and the substantial majority of our revenue is derived from advertisers, typically through their agencies, that use our solution for display advertising. The demand-side platform that we acquired with [x+1] is also predominantly used for display advertising. We expect that display advertising will continue to be a significant channel used by our customers. Recently, the market for display advertising, excluding mobile, social and video, has been declining as overall display advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our display solution could decline. In addition, many of our customers may think of us as only providing display advertising solutions, and we must develop marketing strategies that help our sales representatives cross-sell non-display products to our existing customer base. Our failure to achieve market acceptance of our solutions for mobile, social and video advertising, as well as our enterprise solutions, including our DMP and web optimization solutions, would harm our growth prospects, financial condition and results of operations.
We typically do not have long-term commitments from our advertisers, and we may not be able to retain advertisers or attract new advertisers that provide us with revenue that is comparable to the revenue generated by any advertisers we may lose.
Most of the advertisers that use our solution do business with us by placing insertion orders for particular advertising campaigns. If we perform well on a particular campaign, then the advertiser, or most often, the advertising agency representing the advertiser, may place new insertion orders with us for additional advertising campaigns. We rarely have any commitment from an advertiser beyond the campaign governed by a particular insertion order. We use the Interactive Advertising Bureau, or IAB, standard terms and conditions, pursuant to which our insertion orders may also be canceled by advertisers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing advertisers, while continually expanding the number of advertisers for whom we provide services. In addition, it is relatively easy for advertisers and the advertising agencies that represent them to seek an alternative provider for their advertising campaigns because there are no significant switching costs. Agencies, with which we do the majority of our business, often have relationships with many different providers, each of which may be running portions of the same advertising campaign. Because we generally do not have long-term contracts, it may be difficult for us to accurately predict future revenue streams. We cannot provide assurance that our current advertisers will continue to use our solution, or that we will be able to replace departing advertisers with new advertisers that provide us with comparable revenue.
The sales cycle for our enterprise solutions can be long and unpredictable and requires considerable time and expense before executing a customer agreement; this can make it difficult to predict when, if at all, we will obtain new enterprise customers and when we will generate revenue from those customers.
The sales cycle for our enterprise business from initial contact with a potential lead to contract execution and implementation, typically takes a significant amount of time and is difficult to predict. Our sales cycle in some cases has been up to nine months or more. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Some of our customers undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process can be costly and time-consuming. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses.
If we serve our advertisers’ advertisements on undesirable websites or fail to detect fraud (including bot traffic), our reputation will suffer, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.
Our business depends in part on providing our advertisers with a service that they trust. We have contractual commitments to take reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify, and we use third-party services to help us meet those commitments. We use third party technology, and our own proprietary technology, to detect click fraud and bot traffic, which is an automated computer-generated click on an advertisement rather than a click by a human. There has recently been a significant amount of negative publicity about bot traffic within our industry, including negative publicity directed at us. Under the circumstances, our abilities to both combat bot traffic and to communicate proactively about our capabilities in this area have become increasingly important. In addition, we use proprietary technology to block inventory that we know or suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on such website. Preventing and combating fraud, which is an industry-wide issue, requires constant vigilance, and we may not always be successful in our efforts to do so.
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
We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and premium publishers, including real time advertising exchanges, such as Google’s DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory, including premium publishers with which we may seek direct relationships; and social media platforms, such as the Facebook Exchange, known as FBX.
The amount, quality and cost of inventory available to us can change at any time. Our suppliers are generally not bound by long-term contracts. As a result, we cannot provide any assurance that we will have access to a consistent supply of quality inventory. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges continues to increase, while the number of suppliers may decline due to consolidation trends in the industry; both of these factors could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks. We may also seek to acquire access to premium inventory directly from publishers for both display and video impressions. Other companies, including ad networks, may compete with us and restrict our access to media inventory from publishers.
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
Currently, our social media offering is almost entirely dependent on access to Facebook’s inventory through FBX. If our access to quality inventory in social media (including through FBX) is diminished or if we fail to acquire new advertising inventory in social media, our growth could be impeded and our revenue could decline.
Currently, our social media offering is almost entirely limited to Facebook’s FBX platform, which was launched in the second half of 2012. Therefore, we currently define our social channel as advertising delivered through FBX. We have an agreement with Facebook allowing us to integrate directly with FBX to bid on advertising inventory on a real-time basis. We integrated with FBX in the fourth quarter of 2012. As a result, our ability to grow our revenue in the social channel is closely tied to the availability of inventory on FBX. If we are unable to compete favorably for advertising inventory on FBX, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that provide advertising on social media platforms other than FBX or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on the FBX platform, integrate with social media platforms that may become more available and/or more popular in the future or otherwise find alternative sources of quality social media inventory, our business could be harmed.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.
Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution was unable to work on these devices or operating systems, either because of technological constraints or because an operating system or application developer, device maker or carrier wished to impair our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed.
Certain self-regulatory organizations of which we are a part (but over which we have limited influence) will be releasing mobile-specific privacy principles later this year, with enforcement expected to begin in 2015. If we fail to comply with these principles, or if we must modify our business practices in a way that reduces our ability to provide quality service to clients, it could affect our ability to generate new mobile channel business.
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
We are substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers and on our sales support teams to maintain customer satisfaction. We believe that there is significant competition for sales and sales support personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and sales support personnel to support our growth and maintain customer satisfaction. As we expand our offerings within mobile, social and video channels, and with our self-service platform, our current sales team is also being required to spend time learning new offerings and become more effective at cross-selling. With the introduction of our enterprise self-service solution in July 2014 and our acquisition of [x+1] and its enterprise offering, we now require sales and support teams to meet the demands of two distinctly different types of customers; those that purchase services from us, and those that invest in our technology as an enterprise solution. Our sales and support teams have been primarily trained and experienced in selling our managed service solutions to and servicing advertising agencies, which often control advertisers' budgets. Our enterprise solutions are marketed and sold to agencies, enterprise customers and other channel partners directly. We will need to expand our capabilities by hiring new enterprise sales personnel and training existing personnel to sell solutions effectively to advertising agencies, large brand advertisers and channel partners.
We expect the investment of time on these training and education efforts to negatively impact sales productivity in the short term. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. The rate of growth in sales productivity for current sales personnel may not improve in the near term. In addition, new hires require significant training, and it may take significant time before they achieve full productivity. During the remainder of 2014, our ability to slow or reverse the declines in the quarterly revenue growth rate we experienced since the third quarter of 2013 will depend, in part, on the pace at which sales personnel hired and trained during 2014 become productive. In the second and third quarters of 2014, we experienced a year-over-year decline in sales productivity, and in the first quarter of 2014, we experienced a year-over-year rate of increase in sales team productivity that was lower than the rates we experienced in past periods. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solutions. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base through cross-selling, our business would be adversely affected.
Our growth depends, in part, on the success of our strategic relationships with third parties, including ready access to hardware in key locations to facilitate the delivery of our solution and reliable management of Internet traffic.
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. We continue to pursue additional relationships with third parties, such as technology and content providers, real-time advertising exchanges, market research companies, co-location facilities and other strategic partners. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party data and services. Our agreements with channel partners and providers of technology, computer hardware, co-location facilities, content and consulting services and real-time advertising exchanges are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services over ours or to otherwise prevent or reduce purchases of our solutions. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.
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
Our solutions rely on third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solutions.
Our technology platforms, including our computational infrastructure, rely on software licensed to us by third-party authors under “open source” licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with less development effort and time and ultimately put us at a competitive disadvantage.
Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. Moreover, we cannot guarantee that our processes for controlling our use of open source software will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating our platforms on terms that are not economically feasible, to re-engineer our platforms or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
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
If we fail to maintain adequate security and supporting infrastructure as we scale our systems, we may experience outages and disruptions of our services, and we may be in breach of our security obligations to our enterprise customers. Either of these occurrences could harm our brand and reputation; result in loss of customer information and related indemnity obligations and other liabilities; and negatively impact our revenue and results of operations.
As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage and database technologies. Creating the appropriate support for our technology platforms, including Big Data and our computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We make representations to our customers regarding our security policies and practices. If we do not adequately implement and enforce these security policies to the satisfaction of our customers, this could result in a loss of customer confidence, damage to our reputation and a loss of business. Further, security breaches could not only diminish the quality of our services and our performance for advertisers; they could also be a violation of security obligations to our enterprise customers that are designed to protect the data that we collect, store and transmit for them. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property, our data and/or our customers’ data. In addition, we are vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platforms. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platforms and the increasing number of connections with the technology of customers, third party partners and vendors. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners, as well as exposure to indemnity claims and other liability to our enterprise solution customers, which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.
Errors or failures in our software and systems could adversely affect our operating results and growth prospects.
We depend upon the sustained and uninterrupted performance of our technology platforms to operate over 2,000 campaigns at any given time; manage our inventory supply; bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack in confidence with us or, on occasion, the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that have not been delivered properly. Material defects or errors in our enterprise platform, including our DMP solution, could also result in unanticipated costs and harm to our reputation. The software systems underlying the enterprise solutions, including the DMP, are inherently complex and may contain errors that could cause disruption in availability and other performance issues. Such performance issues could result in customers making warranty or other claims against us. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our reputation as well as our financial position, results of operations and growth prospects.

As customers increase usage of our enterprise solutions, including our data management platform and site optimization services, we will need to continually improve our hosting infrastructure.
We expect the enterprise business to continue to add customers, transactions and data that its hosting infrastructure will be required to support. We seek to maintain sufficient excess capacity in the hosting infrastructure to meet the needs of all of our enterprise customers. We also seek to maintain excess capacity to facilitate the increase in new customers and transactions. For example, if we secure a large customer or a group of enterprise customers that require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers. As use of the platforms grows, we will need to devote additional resources to improving our application architecture and our infrastructure in order to maintain the performance of our enterprise solutions. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased or expected increases in demand. These costs could impact our results of operations.
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
Our future success depends heavily upon the continuing services of our key employees, including our three founders, George John, our Chief Executive Officer; Richard Frankel, our President; and Abhinav Gupta, our Vice President, Engineering, and on our ability to attract and retain members of our management team and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals. We are currently undergoing a management transition in our finance organization, following the resignation of our Chief Financial Officer effective September 30, 2014 and our appointment of an interim Chief Financial Officer. In addition, we have other senior executive positions for which we are currently recruiting. The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is primarily based in Redwood City, California, and we face significant competition for talent from large technology companies such as Google, Facebook, LinkedIn, Twitter and Yahoo!. These companies may provide more generous benefits, more diverse opportunities and better chances for career advancement, than we do. Some of these advantages may be more appealing to high-quality candidates than those we have to offer. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time.
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
We are undergoing rapid growth. We had approximately 1028 employees (891 in the United States and 137 employees overseas) as of September 30, 2014, compared with approximately 552 employees (477 and 75 employees in the United States and overseas, respectively), as of September 30, 2013. We intend to further expand our overall headcount and operations both domestically and internationally, and we cannot provide assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of September 30, 2014, three agency holding companies and no single advertiser accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and advertisers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that any steps taken by us will prevent misappropriation of our technology and proprietary information. Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. From time to time, legal action by us may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, financial condition and results of operations. If we are unable to protect our proprietary rights (including aspects of our technology platform), we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.
We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us or against our advertisers for which we may be liable or have an indemnification obligation. We may be more at risk of infringement claims when we offer enterprise solutions used directly by our clients because our technology is more accessible to potential claimants, and also because through the [x+1] acquisition we acquired a substantial amount of additional technology and intellectual property. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business.
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
The operating and financial restrictions and covenants in the loan agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. We have failed to comply with similar covenants in the past. For example, as of December 31, 2012, September 30, 2013 and September 30, 2014, we were not in compliance with certain financial and non-financial covenants in applicable secured loan and security agreements, including covenants related to permitted indebtedness for a corporate credit card account balance and limitations on our capital expenditures. Although we have been able to obtain a waiver for each such covenant violation in the past, there is no guarantee that our lender will waive such violations in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our loan agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.
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
As of September 30, 2014, we had $111.6 million in cash and cash equivalents. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. Portions of the proceeds from our initial public offering are invested in our operating accounts with third-party financial institutions in amounts that exceed FDIC insurance limits.
Our business is subject to the risk of earthquakes, fire, power outages, floods and other catastrophic events, and to other interruptions due to natural or human causes.
We maintain servers at co-location facilities in California, Illinois, New Jersey, Nevada, Virginia, Germany, the Netherlands and Hong Kong that we use to deliver advertising campaigns for our advertisers, and expect to add other data centers at co-location facilities in the future. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, fires, floods, nuclear disasters, war, acts of terrorism, vandalism or other criminal activities, infectious disease outbreaks and power outages, any of which could render it difficult or impossible for us to operate our business for some period of time. For example, in October 2012, Hurricane Sandy caused our former data center in New York to cease operations because of storm damage, which caused us to divert online traffic to other facilities. Our corporate headquarters and the co-location facility where we maintain data used in our business operations are both located in the San Francisco Bay Area, a region known for seismic activity. If we were to lose the data stored in our California co-location facility, it could take at least a full day to recreate this data in our Nevada co-location facility, which could result in a material negative impact on our business operations, and potential damage to our advertiser and advertising agency relationships. If one of our facilities were to suffer damage, it would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations, and harm our reputation. In addition, we may not carry sufficient business interruption insurance to compensate for the losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our common stock has been volatile and the value of our common stock could decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through October 31, 2014, our common stock has ranged in price from a low of $14.29 to a high of $71.89. The price has declined significantly since the end of the first quarter of 2014. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•
announcements of financial results, new offerings, products, services or technologies, initiatives, commercial relationships, acquisitions or other events by us, our competitors or others in our industry sector;

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
Our stock price has been volatile and has declined since our initial public offering in September 2013. On September 3, 2014, a stockholder class action lawsuit was filed against us, certain of our officers and certain underwriters of our initial public offering in September 2013 and our follow-on offering in January 2014. On September 10, 2014, a substantively similar lawsuit was filed, adding our board of directors and additional underwriters as defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to the registration statements and prospectuses for our initial and follow-on public offerings, and seek unspecified compensatory damages and other relief. Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, financial condition and results of operations.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. We use a variety of models to forecast revenue in our business, including but not limited to models based on our bookings, estimates from our sales personnel, and projected productivity of our sales representatives. Each of our models has limitations. For example, revenue anticipated by a sales representative for a particular quarter might be delayed, reduced in amount or not materialize at all for a variety of reasons, including many that are out of our control. As another example, sales personnel productivity may change significantly from historical patterns when we hire new, less experience sales personnel, when we introduce new products and services and if we are required to integrate sales personnel and new products as part of an acquired business, such as in connection with our recent acquisition of [x+1]. In addition, expanding competitive alternatives available to our customers in the market, an unexpected slowdown in general economic conditions and a variety of other factors could lead to unanticipated reductions in spending by our customers. Our industry is rapidly changing, and as we adopt new business models to address customer requirements, our historical methods of forecasting may prove inadequate. Our recent acquisition of [x+1] exacerbates our difficulty in developing accurate forecasts. It may take a number of quarters following the acquisition for us to understand enough about the dynamics impacting [x+1]’s revenue to be able to accurately forecast revenue for the combined post-acquisition entity.
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
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 38% of the outstanding shares of our common stock based on the number of shares outstanding as of October 31, 2014. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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
For so long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an emerging growth company, which could be as long as five years following the completion of our IPO in September 2013. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated income through September 30, 2014. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sale of Unregistered Securities

On September 5, 2014, as partial consideration for our acquisition of X Plus Two Solutions, Inc. ("X Plus Two"), we issued 5,253,084 shares of our common stock to certain former stockholders of X Plus Two. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, on the basis that, among other factors, each of the former stockholders of X Plus Two who received shares in the acquisition represented that he, she or it was an "accredited investor" within the meaning of Rule 501(a) of Regulation D.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-190695), which was declared effective on September 19, 2013. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC, except that on September 5, 2014 we used approximately $98.0 million to fund our acquisition of [x+1].
(c) Purchases of Equity Securities by the Issuer

The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Equity Incentive Plan, or 2008 Plan.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	—	$—	—	—
August 1 - August 31, 2014	1,312	7.70	—	—
September 1 - September 30, 2014	667	1.07	—	—
Total	1,979	$5.46	—
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

Dated: November 14, 2014

ROCKET FUEL INC.
By:	/s/ Bela Pandya
Bela Pandya
Interim Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/14
10.1	Fifth Amended and Restated Investor Rights Agreement, dated as of September 5, 2014, by and among Rocket Fuel Inc., George H. John, Richard Frankel, Abhinav Gupta and the stockholders listed on the schedules attached thereto	S-3	333-199901	99.1	11/6/14
10.2*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.3*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

(2)
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