Form 10-K
period 2014-12-31
Rocket Fuel Inc.
filed 2015-03-16
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(650) 595-1300
(Registrant's telephone number, including area code)
__________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value(Title of each class)	The NASDAQ Stock Market LLC(Name of each exchange in which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of each class)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $599,788,529 based upon the closing price reported for such date on the NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2015, there were 42,098,774 shares of the registrant's common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on From 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, the last day of the fiscal year covered by this Annual Report on Form 10-K.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-K
TABLE OF CONTENTS

		Page
Special Note Regarding Forward-Looking Statements		4

PART I
Item 1.	Business	6
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Mine Safety Disclosures	36

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	38
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
Item 9A.	Controls and Procedures	91
Item 9B.	Other Information	92

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	92
Item 11.	Executive Compensation	92
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92
Item 13.	Certain Relationships and Related Transactions, and Director Independence	92
Item 14.	Principal Accounting Fees and Services	93

PART IV
Item 15.	Exhibits and Financial Statement Schedules	94
	Signatures	95

TRADEMARKS

“Rocket Fuel,” the Rocket Fuel logo, “Advertising that Learns,” “Marketing that Learns,” and other trademarks or service marks of Rocket Fuel appearing in this Annual Report on Form 10-K are the property of Rocket Fuel Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
expectations for financial performance in 2015, including revenue and changes in the level of operating expenses in the areas of research and development, sales and marketing and general and administrative;

•	the expected impact of seasonality on our operating results;

•	our expectations regarding our headcount levels in 2015

•	our ability to improve the productivity and efficiency of our resources and infrastructure;

•	our ability to improve sales productivity;

•	our ability to reduce certain operating expenses as a percentage of revenue;

•	our expectation that capital expenditures will decline in 2015 from 2014 levels;

•	the usefulness of non-GAAP financial measures for understanding and evaluating our operating results;

•	our plans to finance data center hardware requirements through capital leasing facilities;

•	the adequacy of our office facilities to meet or exceed our needs for the immediate future and our ability to sublease unused facilities;

•	our expectation that existing cash and cash equivalents will be sufficient to meet our business requirements for at least the next 12 months;

•	anticipated growth of the digital advertising market;

•	the ability of our solutions to deliver intended results to customers;

•
the impact of our September 2014 acquisition of [x+1] on our financial condition and results of operations, including but not limited to the impact of assumptions underlying the accounting treatment of the transaction;

•	our ability to effectively integrate the operations of [x+1] and realize anticipated synergies and new market opportunities from this combination;

•	our ability to fully integrate our DSP platform with our new DMP platform to create a self-service platform and experience that is both engaging and effective for the advertiser;

•	our ability to adapt our relationships with agencies and agency holding companies in light of the evolving competitive environment;

•	our expectations regarding an increase in the number of active customers;

•	our ability to avoid serving ads on unsafe or inappropriate websites or to non-human targets;our ability to continue to expand internationally; and

•	our intention to vigorously defend against a pending securities class action lawsuit.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements.
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

PART I
ITEM 1. BUSINESS
Overview
Rocket Fuel is a technology company, incorporated in Delaware in 2008, that has developed an Artificial Intelligence and Big Data-driven predictive modeling and automated decision-making platform. Our technology is designed to address the needs of markets in which the volume and speed of information render real-time human analysis infeasible. We are focused on the large and growing digital advertising market that faces these challenges. Specifically, we have developed a media buying technology platform that uses Artificial Intelligence, or AI, to solve marketing’s age-old challenge: how to deliver better return on investment, or ROI, to marketers on their marketing initiatives by providing the right message to the right person at the right time, on addressable devices across the globe.
There are tens of billions of daily ad purchases across all digital advertising exchanges and other sources of advertising inventory. Each ad purchasing decision must be made in a fraction of a second. Our AI system autonomously purchases ad spots, or impressions, one at a time, on these exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition. Likewise, a large company may have tens of millions of interactions daily with its customers and prospects through its "owned media" or customer relationship management, or CRM, channels such as its website, mobile apps, call centers, email and point-of-sale terminals, and a smart company can optimize its customers' experiences and its own marketing and financial metrics by making the best use of each of these opportunities.
Our AI and Big Data-driven platform is able to “learn” from each message it delivers and apply that learning to future decisions -- what we refer to as “Marketing that Learns.” This enables us to deliver solutions designed to optimize direct-response campaigns focused on generating specific consumer actions, brand campaigns geared towards lifting brand metrics, or other marketing programs designed to acquire, retain, and grow customers. The benefit of a platform that autonomously adapts and learns while solving multiple problems simultaneously instead of solving one specific problem at a time is that, with very little manual configuration, our platform is capable of simultaneously running thousands of marketing programs with highly diverse goals. We have successfully run advertising campaigns for products and brands in industries ranging from luxury automobiles to financial services to retail, for a diversified customer base that, during 2014, included 93 of the Advertising Age 100 Leading National Advertisers and 62 of the Fortune 100 companies, while simultaneously powering personalized marketing for 7 major financial services companies in the US.
Our media-buying platform, which we refer to as our Demand-Side Platform, or DSP, is available to advertising agencies and advertisers as a managed service offering, whereby we manage advertising campaigns on behalf of an advertiser, and also as a self-service offering, whereby an agency or advertiser licenses our technology to manage its own advertising campaigns. We announced the availability of our software-as-a-service, or SaaS, self-service DSP offering, in North America and Europe, in July 2014. Prior to that time, we had provided a self-service DSP offering to a single advertising agency in Japan.
In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] added important assets to our technology solutions, principally a Data Management Platform, or DMP, and Site Optimization technology, which are enterprise solutions that enable customers to use their own customer relationship data and third party data to deliver timely and relevant advertising messages across paid, earned, and owned media channels, including an advertiser's own website.
These additions have enabled us to introduce our Digital Marketing Hub to help marketers optimize the consumer journey, and to extend our core AI technology beyond paid advertising to more broadly address advertisers' marketing challenges across paid, earned and owned media.
We have experienced rapid growth in sales of our offerings over the past three years. For the years ended December 31, 2014, 2013, and 2012, our revenue was $408.6 million, $240.6 million, and $106.6 million, respectively, representing a compound annual growth rate, or CAGR, of 109% since 2011. This growth in sales has required us to make significant investments in many aspects of our business, particularly in sales, marketing, operations, customer service and general and administrative functions. As a result of these investments, for the years ended December 31, 2014, 2013 and 2012, our net loss was $(64.3) million, $(20.9) million and $(10.3) million, respectively.

Our Offerings
Demand Side Platform (DSP)
Our proprietary AI-driven technology platform is built on our real-time optimization engine, which leverages Big Data and our vast computational infrastructure to purchase and deliver highly-automated digital advertising campaigns that are measurable against direct response and brand objectives. We make our media buying offerings available to advertisers or their agencies as a fully managed service, through a self-service interface, or a combination of managed and self-service options.
Through our DSP offerings, we enable direct-response and brand advertisers to optimize toward virtually any measurable advertising goal. Given the extensibility and flexibility of our media buying platform, our offerings are able to address the needs of advertisers across geographies, industry verticals, advertiser goals and through display, mobile, social and video digital channels.
Direct Response Objectives
Our Direct Response solution is focused on the following direct-response objectives:

•
Prospecting. Advertisers have various prospecting objectives, such as number of leads, sign-ups, registrations or sales. As with all of our offerings, our prospecting offering tracks every impression and continuously learns from campaign results to refine our delivery of impressions to the appropriate consumers and achieve each advertiser’s direct-response objectives. As our DSP optimizes over the course of campaigns, we believe that advertisers experience steady improvement against the prospecting goals they have defined.

•
Retargeting. As advertisers succeed in bringing consumers to their websites, our retargeting offering uses our real-time optimization engine to help return those same or similar consumers to the advertisers’ websites, focusing specifically on the consumers most likely to perform a desired action. Unlike other retargeting solutions that merely display advertisements to every consumer that has visited an advertiser’s website regardless of the value of such placements, our offering focuses on consumers who represent high-value opportunities for re-engagement, aiming to reach them at the best time and in the best context to achieve the advertiser’s goals.

•
Sales Uplift. Increasingly we find sophisticated Direct Response advertisers and their agencies wanting to optimize not only for a specified digital outcome (such as completion of a form, or establishment of a digital shopping cart) but also to maximize truly incremental sales. This is measured as the increase in revenue compared to a hold-out group of customers who were not exposed to similar advertising. Through the same kinds of techniques as used for offline sales or brand equity lift we can develop digital maps that can be calibrated against sales uplift.

Brand Objectives
Brand objectives are commonly measured as an increase in some brand metric on a target audience. Brand digital campaigns most commonly focus on any of the following, often with a specific, third party validated audience as the target being measured against:

•
Reach, frequency and engagement. Traditionally, brand advertisers have focused on reach, frequency and engagement goals to assess the effectiveness of their advertising campaigns. Our platform can track, measure and optimize these goals through specific consumer actions, such as clicks, advertisement interactions and video completions. Our real-time optimization engine values and bids on billions of individual advertising impressions per day to maximize campaign performance measured against the goals defined by the advertiser.

•
Brand equity lift. One of the more novel capabilities of our platform is its ability to track, measure and optimize brand equity lift objectives. We use online surveys to measure these objectives, such as consumer awareness, recall, message association, purchase consideration, favorability and recommendation intent. Our technology automatically incorporates survey responses to enable optimization and calibration against online and offline brand equity lift as measured by third parties such as Nielsen, Comscore and others.

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

Digital Marketing Hub
As a result of our acquisition of [x+1], we now offer an enterprise technology platform in addition to the capabilities of our media buying platform, or DSP. This allows our advertisers to combine their paid and owned media channels to develop a better understanding of their consumers. Our Digital Marketing Hub includes all of the direct response and brand capabilities of our DSP and adds:

•
Data Management: Our Data Management Platform, or DMP, allows marketers to ingest, analyze, segment, and export their own and third-party audience data for advertising, CRM, email marketing, call-center routing, or other opportunities to touch consumers with a message or call-to-action. Our DMP and DSP integration allows marketers to leverage their own data within our AI and Big Data-driven predictive modeling and automated decision-making platform.

•
Multi-modal Advertising Optimization: Marketers can seamlessly execute programmatic advertising campaigns globally through our managed or self-service DMP, and apply learning and insights from the DMP to augment campaign performance. Moreover, they can do so cross-channel (e.g. display, video, mobile, and social) and cross-device (e.g. smartphone and desktop), thereby reducing friction and eliminating the need to work with multiple companies that offer point solutions.

Other Features

•
Brand Assurance. Advertiser brand protection is a high priority for us. We have adopted a proactive approach designed to prevent us from serving advertisements on unsafe or inappropriate websites, and to protect advertisers from forms of fraud in the modern digital ecosystem. We have a brand-assurance team that monitors our brand safety efforts, makes policy decisions, offers guidance to advertisers and continuously analyzes and improves our Brand Assurance offering. We have proprietary technology designed to identify and block fraudulent activity and work with independent third parties to validate our approach and further our efforts against fraud.

•
Insights. We identify the key drivers of an advertising campaign's success and help advertisers improve and optimize future marketing strategies and creative development. Our Insights feature helps advertisers understand what strategies are effective and why, and allows them to better understand the quality, composition and characteristics of the consumers their campaigns reach, including which consumers are most responsive to their messages.

Our Technology
We believe our technology is disrupting traditional approaches to digital advertising. The digital advertising campaigns we run are designed to be effective and efficient, are easy for us to set up and manage and do not require advertisers to know or guess who their target audiences are, nor the best digital channels through which to reach them. Instead, our AI-driven technology reaches desired consumers globally by programmatically buying advertising inventory. We primarily access inventory through real-time bidding, or RTB, which is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on real-time advertising exchanges. For each impression that we purchase on behalf of an advertiser, our technology determines precisely the amount that we will bid for each single opportunity based on our technology’s valuation of that opportunity in real time.
Our technology considers millions of attributes to determine how to respond to the billions of bid requests for advertising impressions that we receive each day. We bid on billions of these impressions per day in approximately 100 milliseconds per bid request. As our engine learns which attributes best contribute to meeting campaign goals, it adapts as campaigns run to improve performance measured against these goals. This enables us to deliver more rapid optimization and better campaign results than the periodic manual adjustments of traditional solutions. Leveraging the massive amounts of inventory available through real-time advertising exchanges, our solution enables advertisers to efficiently connect with large audiences while it maintains a focus on results-driven optimization.
We simplify digital advertising campaign management by requiring only a limited number of initial inputs from our advertisers. Our solution then automates advertising campaigns by analyzing petabytes of data to optimize performance in real time, and generates insights, analysis and, in many cases, superior results for advertisers.
We have and will continue to invest in developing our differentiated and proprietary technology, aimed at solving the problems of marketers in ways that traditional, and point solutions, cannot. We have assembled a team of highly skilled engineers and computer scientists with deep expertise across a broad range of relevant disciplines. Key focus areas of our engineering team include:

•
Artificial Intelligence. We employ AI technology, including predictive modeling and automated decision-making. Our platform has analyzed millions of attributes from our data warehouse, as evidenced by the billions of impressions and bid requests processed daily, to determine the most effective attributes, monitored in real time, to predict expected consumer response and precise impression value.

•
Computational infrastructure. We use a combination of proprietary and open source software to achieve a horizontally scalable, global, distributed and fault-tolerant architecture, with the goal of enabling us to ensure the continuity of our business, regardless of local disruptions. Our computational infrastructure currently processes tens of billions of events per day and is designed in a way that enables us to add significant capacity to our platform as we scale our business without requiring any material design or architecture modifications. Our technology infrastructure is hosted across 12 data centers in co-location facilities in California, Germany, New Jersey, Nevada, Virginia, Hong Kong and the Netherlands. Our servers are custom designed by our engineering team.

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

•
User Interface and Reporting Tools. Based on the latest HTML5 technologies, our user interface provides flexible reporting and interactive visualization of the key drivers of success for each advertising campaign. We use these reporting and visualization products internally to manage campaigns and provide advertisers with campaign insights.

•
Platform Convergence. To enhance our Digital Marketing Hub, we continue to converge the best attributes from our Mission Control DSP platform offering and our DMP for a unified user experience across our DSP, DMP and Site Optimization interfaces.

Our research and development expenses were $39.8 million, $17.7 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our capitalized internal-use software development costs were $9.4 million, $6.3 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Our Customers
As of December 31, 2014, we had 1,636 active customers, including many of the world’s leading advertisers. We interact with customers primarily through advertising agencies acting on their behalf. We also work with some customers directly.
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
During 2014, our customers included 93 of the Advertising Age 100 Leading National Advertisers and 62 Fortune 100 companies. We benefit from a diverse advertiser base across industry verticals, such as automotive, cable, computer manufacturing, education, finance and insurance, health care, hospitality and food services, retail and telecommunications.
For the year ended December 31, 2014, no single customer represented more than 10% of our revenue.
Sales and Marketing
In North America, Europe, South America, and Australia we sell our solutions through our global direct sales team, which focuses on advertising agencies and marketers, as well as on other third parties. Our direct sales team is organized by geography, with regional offices in the United States and offices in Canada, the United Kingdom, Australia, France, Germany, Italy, Spain, Sweden, the Netherlands and Brazil. Our direct sales teams work with agencies, advertisers and other third parties.
We are focused on managing our brand, increasing market awareness and generating new advertiser leads. To do so, we often present at industry conferences, create custom events and invest in public relations. In addition, our marketing team advertises online, in print and in other forms of media, creates case studies, sponsors research, composes whitepapers, publishes marketing collateral, generates blog posts and undertakes customer research studies.
Employees and Culture
We are proud of our “nerdy, but lovable” company culture, and believe it is one of our fundamental strengths as well as a strategic priority. We are focused on constant technological innovation to improve our solution for advertisers and marketers. We encourage creativity and open dialogue to improve on ideas through iteration.
As of December 31, 2014, we had 1,123 full-time employees, consisting of 977 employees in the United States and 146 employees internationally. This represents an 81% increase from December 31, 2013. We expect a significantly slower rate of headcount growth in 2015.
Our Competition
Our industry is highly competitive and fragmented. We compete with large, well-established companies such as Google, Facebook, Yahoo! and digital advertising networks. In addition, we compete against other companies that offer digital marketing hubs and demand side and data management technology platforms that allow advertisers to purchase inventory directly and manage and analyze their own customer data. We also compete with divisions of certain advertising agencies, including agency trading desks, that place digital advertising on behalf of the agencies’ clients, and other companies, many of which claim to use advanced technologies to optimize advertising campaigns. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may become subject to additional competition.
We compete for advertising revenue based on our ability to meet advertiser goals, the effectiveness and relevance of our offerings, pricing structure, ease-of-use, scalability, cross-channel and cross-device capabilities, customer service, breadth and depth of customer relationships and awareness of our brand. In addition, as we move forward with our Digital Marketing Hub solution, we will also compete based on (i) our ability to offer a comprehensive technology solution that meets the needs of our customers and (ii) the ease of integration with customers' other systems and databases.
The industry research firms, Forrester and Gartner, have ranked us as a leader or visionary in the DMP category, the media buying or DSP category, and the digital marketing hub.
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
In September 2014, we acquired two issued patents and one pending non-provisional patent application in the United States as a result of our acquisition of [x+1]. As of December 31, 2014, we had filed twelve non-provisional patent applications in the United States and one application in Great Britain. In addition, we maintain a trademark portfolio in the United States and abroad, including trademarks or trademark applications in Australia, Brazil, China, European Union, Hong Kong Japan and Singapore.
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
Privacy and Interest-based Advertising
Much of the acceptance and widespread use of digital media across the globe is attributable to the ability of Internet users to access valuable content quickly, without friction, and free of charge. The digital media content providers, or publishers, who support the creation and distribution of this content do so largely by selling advertisements on their properties, similar to the business model of television and radio broadcasters. Online it is possible to serve advertisements to potential consumers based upon interests that are inferred in part from a consumer’s online actions and web-browsing history. The use of web browsing history to inform advertising purchase decisions is commonly referred to as “interest-based” or “online behavioral” advertising. Advertisers are willing to make a greater investment in, and pay a higher rate for, digital advertising when this interest-based data can be used to inform decisions about purchasing advertising impressions to reach desired consumers.
The use of interest-based advertising has come under scrutiny by consumer advocacy organizations and regulatory agencies in the U.S. and abroad that focus on online privacy. Because we rely upon access to large volumes of data, including web browsing history, primarily through cookies, it is essential that we monitor developments in this area in the U.S. and globally, and that we engage in responsible privacy practices. Our privacy practices are described in our privacy policy, which explains the type of data we collect and use to provide services to advertisers. Our privacy policy can be found on our website at http://rocketfuel.com/privacy-policy. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.
We are also active members of industry self-regulatory organizations, including the Network Advertising Initiative, or NAI, and the Digital Advertising Alliance, or DAA, and participate in the Self-Regulatory Program for Online Behavioral Advertising coordinated by the DAA and enforced by both the Direct Marketing Association and the Council of Better Business Bureaus. Similarly, in Europe we are signatories to the IAB Europe EU Framework for Online Behavioural Advertising and are members of the European Digital Advertising Alliance, or EDAA.
For further information about privacy and related regulation impacting our industry, please see our Risk Factors in Item 1A "Risk Factors" of this annual report on Form 10-K.
Seasonality
In the advertising industry, companies commonly experience significant seasonal fluctuations in revenue. Many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity and associated revenue, and the first quarter reflects the lowest level of such activity. For more information regarding the impact of seasonality on our business, please refer to Part II, Item 7 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Our Performance."
Financial Information about Segments and Geographic Areas
We manage our operations as a single reportable segment. For information regarding our reporting segment, and revenue and long-lived assets by geographic location please refer to Note 13 to our consolidated financial statements in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
Available Information
You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with, or furnished to, the Securities Exchange Commission, or SEC, free of charge from our website at www.rocketfuel.com as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The contents of our website are not incorporated into this filing. Further, our references to the URL for our website are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 4 of this Annual Report on Form 10-K for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry
Our limited operating history makes it difficult to evaluate our business and prospects.
We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, our rate of growth has declined since the third quarter of 2013 and we expect it to decline further in 2015. We may not be able to slow or reverse this decline in revenue growth rate, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining customers and maintaining relationships with advertising agencies; and developing new offerings, either internally or through acquisitions.
As a growing company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

•	develop, offer and provide effective service and support for competitive technology platforms and offerings that meet our advertisers’ and their agencies' needs as they change;

•	build a reputation for superior solutions and create trust and long-term relationships with advertisers and advertising agencies;

•	partner with advertising agencies to offer solutions to their customers;

•	attract, hire, integrate and retain qualified and motivated employees, including but not limited to exceptional executive talent with public company experience;

•
successfully complete the integration of [x+1], a provider of programmatic marketing and data management solutions that we acquired in September 2014, including but not limited to integration of the [x+1] technology platform with ours;

•
expand our expertise in technologies required for our offerings, such as our self-service DSP and DMP enterprise solutions, that involve developing solutions for use directly by others, including user interface development, user documentation and ongoing customer support and maintenance;

•	distinguish ourselves from competitors in our industry while at the same time working with those competitors that also offer advertising inventory for our acquisition and placement;

•	maintain and expand our relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns, including but not limited to Facebook inventory;

•	respond to evolving industry standards, government regulations and customer requirements that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy; and

•	expand our business internationally
If we are unable to meet one or more of these objectives or otherwise adequately address the risks and difficulties that we face, our business may suffer, our revenue may decline and we may not be able to achieve further growth or long-term positive profitability or cash flow.
We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results or future guidance that we issue to fall below our expectations or those of investors or analysts.
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

•
fluctuations in our non-GAAP net revenue, which varies based on our pricing and on our costs for the purchase of advertising (non-GAAP net revenue is a non-GAAP measure; please see Item 7 of this Annual Report on Form 10-K, “Non-GAAP Measures," for an explanation of this measure and a reconciliation to the most comparable GAAP measure);

•
the rate of our investment in people and related infrastructure as we build and create leverage in our organization to handle increased sales and the associated volume of transactions, and as we expand operations outside of North America;

•	changes in our capital expenditures and/or lease obligations as we acquire the computer hardware, equipment and other assets required to support our business;

•	costs related to acquisitions of people, businesses or technologies, such as our recent acquisition of [x+1]; and

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action lawsuits described below under “Risks Related to the Securities Markets and Ownership of our Common Stock—The price of our common stock has been volatile and the value of our common stock could decline.”

Based upon all of the factors described above and others that we may not anticipate, including those beyond our control, we have a limited ability to forecast our future revenue, costs and expenses and the resulting profit or loss and cash flows. As a result, our actual operating results may from time to time fall below our estimates or the expectations of investors and analysts. Furthermore, our projected results may from to time fall below our initial estimates or the expectations of investors and analysts. This has occurred several times since our initial public offering and resulted in substantial declines in our stock price. See “Risks Related to the Securities Markets and Ownership of our Common Stock—We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline,” below.
We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $64.3 million, $20.9 million and $10.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $108.8 million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. For example, our operating expenses increased more rapidly than our revenue in 2014, primarily due to substantial investments in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations. We expect our costs and expenses to continue to increase in absolute dollars in the foreseeable future as we continue to expand our business by adding sales and related support employees, particularly in support of increased sales efforts for our Digital Marketing Hub and related technology solutions, and the continued expansion of international sales efforts. We are also adding engineering employees to support continued investments in our technology platforms, including efforts to complete integration of the offerings we acquired with [x+1].
In order to achieve sustained profitability and positive cash flow, we must change our current operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
Our recent acquisition of [x+1] has required, and will continue to require, significant management attention and resources to integrate [x+1]'s operations, workforce and technology offerings into our existing operations, workforce and offerings. If the integration is not successfully completed, we may not realize the anticipated benefits of the transaction. The acquisition resulted in dilution to our stockholders.
In September 2014, we acquired [x+1], a provider of programmatic marketing and data management solutions. This acquisition involves significant risks to our business. It may not ultimately strengthen our competitive position. It could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the value of our common stock. In addition, completion of the integration will require significant management attention and resources. Our executive vice president of enterprise solutions (the former chief executive officer of [x+1]) recently announced that he was leaving the company. His direct reports have been re-organized, but as with any re-organization this may pose unexpected challenges. If we are unsuccessful at completing the integration of [x+1]'s employees or technologies, our financial condition and results of operations, including revenue growth and net income, as well as our corporate culture, could be adversely affected.
The acquisition has required, and will continue to require significant time and resources. In connection with our acquisition of [x+1], we paid approximately $98.0 million in cash and 5.3 million shares of our common stock, subject to adjustment pursuant to the merger agreement. In addition, we have incurred $11.5 million in acquisition and integration costs, principally consulting fees and retention bonuses. The use of cash to pay for this acquisition has limited our ability to use our cash for other potential uses, including investments in our sales and marketing and product development organizations, and in infrastructure to expand our operations to support growth in revenue and volume of transactions. The issuance of equity in the transaction resulted in dilution to our stockholders.
Any expense reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business.
In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements. As we take these or other actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions could result in disruptions to our operations and adversely affect our business. To effectively manage our business growth and operations with fewer than anticipated employees, we will need to spend significant resources to further automate our business processes, improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and the security of our data centers and network;

•	enhancing and automating work processes of our customer service and operations teams to ensure that our service professionals can efficiently support our customers; and

•	enhancing our internal controls to ensure timely and accurate billing processes, and reporting of our operations.
These enhancements and improvements will require capital expenditures and allocation of valuable management and employee resources. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, including reductions in headcount growth, our business could be adversely affected. In addition, we cannot be sure that our efforts to manage expenses and improve our operating leverage  will be successful in reducing our overall expenses as expected or that additional expenses will not offset any such reductions. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.
If we do not manage our growth effectively, (i) the quality of our solutions and services and our relationships with our customers may suffer, and/or (ii) our ability to perform essential administrative functions may be impaired. Either or both of these results could have an adverse impact on our business, financial condition and results of operations.
Our business has grown rapidly. We rely heavily on information technology ("IT") systems to manage critical customer-related functions such as advertising campaign management and operations, data center operations and data management platform hosting. We must expand and improve these systems to maintain the quality of our solutions as we grow and, in particular, to avoid service interruptions, security breaches and slower system performance for our enterprise solutions, including our self-service DSP and our data management platform ("DMP"). We also depend on IT systems to manage essential functions such as revenue recognition, budgeting, forecasting, financial reporting and other administrative functions, and we must continue to expand and improve these IT systems as well. Despite the use of IT systems, many of our processes remain manual in nature, and thus we must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not quickly and effectively integrate and train our new employees, including employees acquired as part of our recent acquisition of [x+1], and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. Our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solutions. Our rapid growth has resulted in challenges, and if we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solutions may suffer, our relationships with our customers may be harmed and our corporate culture may be adversely impacted. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.
If we fail to make the right investment decisions in our offerings and technology platforms, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.
We compete for advertisers, which are often represented by advertising agencies, who want to purchase digital media for advertising campaigns and/or invest in enterprise solutions for the purchase of digital media, data management and/or personalization of web properties. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as in advertiser demands and expectations. We continuously need to make decisions regarding which offerings and technology to invest in to meet advertiser demand and evolving industry standards and regulatory requirements. We may make wrong or untimely decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose advertisers, or advertisers and their agencies may decrease their spending on our solutions. New advertiser demands, superior competitive offerings or new industry standards could render our existing solutions unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology platforms or business models. Our failure to adapt to a rapidly changing market or to anticipate advertiser demand could harm our business and our financial performance.
Our entry into the enterprise software-as-a-service ("SaaS") market is relatively new, and if we are not recognized as a technology company that can deliver effective SaaS solutions to enterprise clients and agencies, then our prospects and clients may be unwilling to use our solutions and our business will suffer.

As we expand our offerings to include SaaS solutions for enterprise clients and agencies, we must develop new skills that are critical to delivering a SaaS offerings, and invest significantly in training employees to support a SaaS business and the long term client relationships that we want to maintain and further develop. Although we acquired an experienced team and a well-known products with [x+1], we must expand our expertise in technologies required for those offerings, and develop a reputation for regularly developing and delivering software updates and new features to long term clients. We must continue to develop and provide an easy to use, intuitive user interface for our solutions and provide robust client training programs and professional services to support our clients’ use of our software. We must also provide a secure infrastructure that clients trust to house their customer data, devote significant resources to cyber and physical security, and regularly test, audit, and augment our security protocols and practices. In addition, we must have skilled sales and customer service employees that are capable of working with clients to assess their use of our software. We must be able to develop and execute product roadmaps for clients to facilitate ongoing software feature development and ensure continued client use of our SaaS offerings, including the use of our technology for purchasing digital media for advertising and implementing marketing campaigns.
Because the sales cycle for SaaS solutions can be long and unpredictable and requires considerable time and expense, and client relationships may take a long time to grow and mature, it may be many quarters or years  before we know whether our investments in SaaS solutions is a profitable business for us.  If we do not develop and maintain a good reputation a SaaS provider, and we are not successful in generating revenue from our SaaS solutions and the resulting client relationships, then we may not recoup our investments in the SaaS business, and our results of operations will be harmed.
If we are unable to attract and retain new advertising customers and sell additional and new offerings to our longer-term customers, our revenue growth will be adversely affected.
To sustain or increase our revenue, we must add and retain new advertisers and encourage longer-term advertisers (both of which are often represented by advertising agencies) to purchase additional offerings from us, including our new enterprise solutions. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our DSP managed service solution have increased their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. In 2014, we experienced a decline in average customer spend compared to 2013, as well as a decline in spend by some of our larger customers and the loss of some of our larger customers. If we are unable to continue to attract new advertisers or obtain additional business from existing advertisers, our revenue growth and our business will be adversely affected. We have experienced a slowing rate of revenue growth since the third quarter of 2013, and we expect that will continue in 2015. Our ability to slow or reverse this declining rate of growth will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance.
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
We compete for allocation of advertising budgets with agencies that may prefer to allocate their clients' advertising spend to their own internal agency trading desks or other solutions, reducing our ability to grow or retain revenue from customers represented by agencies even if our solutions are more effective.
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. During 2014, we experienced a decline in revenue from some customers that directed more spend through agency trading desks. Our ability to continue competing successfully, grow and retain revenue will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks.
We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours or leverage inventory or data to their advantage. These factors could result in declining revenue, or inability to grow our business.
Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. For example, during 2014, we experienced a decline in revenue from some customers that adopted competitors' DSP and/or DMP solutions rather than our own similar solutions. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our solutions, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors for our media buying solutions include traditional advertising networks, and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our self-service solutions include other companies that offer self-service DSP and/or DMP platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third party data. Other competitors for our solutions include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising and marketing activities. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources.
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
Our ability to continue competing successfully and growing revenue will depend in part on our ability to retain business from our larger and longer tenured customers; win business from new customers through the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors, including agency trading desks; attract customers to our self-service platform offering and new enterprise solutions, including the DMP acquired through [x+1]. If a significant portion of our larger and longer tenured customers spend less with us, or stop spending altogether, and we fail to attract sufficient offsetting new business from new customers, our business, financial condition and results of operations would be harmed.
Our loan agreement contains operating and financial covenants that restrict our business and financing activities and, in some cases, could result in an immediate requirement to repay our outstanding loans.
Borrowings under our loan agreement with certain lenders and Comerica Bank, or Comerica, as agent for the lenders, are secured by substantially all of our assets, including our intellectual property. Our loan agreement also restricts our ability to, among other things:

•	dispose of or sell our assets;

•	make material changes in our business or management;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments, including capital expenditures;

•	enter into transactions with affiliates; and

•	pay off or redeem subordinated indebtedness.
These restrictions are subject to certain exceptions. In addition, our loan agreement requires us to comply with minimum EBITDA covenants, maintain minimum cash balances with the lenders and maintain minimum liquidity ratios, among other requirements, and gives the lenders the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million.
The operating and financial restrictions and covenants in the loan agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. We have failed to comply with similar covenants in the past. For example, as of December 31, 2012, September 30, 2013, and September 30, 2014, we were not in compliance with certain financial and non-financial covenants in applicable secured loan and security agreements, including covenants related to permitted indebtedness for a corporate credit card account balance and limitations on our capital expenditures. Although we have been able to obtain a waiver for each such covenant violation in the past, there is no guarantee that our lender will waive such violations in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our loan agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.
If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. This could materially and adversely affect our liquidity and financial condition and our ability to operate and continue our business as a going concern. Under the credit facility agreement, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million. If the lenders were to exercise this right, our ability to pay the costs of our operations, including payroll and vendor costs, would be adversely impacted, and could lead to insolvency or bankruptcy.
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
As of December 31, 2014, we had $107.1 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
If we do not effectively train and provide tools and technology to support our sales and customer service and operations teams, we may be unable to maintain or increase sales to our existing customers or maintain customer satisfaction, and our business would be adversely affected.
We are substantially dependent on our sales and customer service and operations teams team to maintain and increase sales from our existing customers and on our customer service and operations teams to maintain customer satisfaction. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and customer service and operations personnel to support our growth and maintain customer satisfaction, and providing them the tools and technology that they need to efficiently do their jobs and satisfy customer demands. As we expand our offerings within mobile, social and video channels, and with our self-service platforms, our sales teams are also required to spend time learning new offerings and become more effective at cross-selling. Our customer service and operations teams are required to spend time learning to support the new offerings and troubleshooting customer issues. If we cannot provide the tools and training to our teams to support new and repeat customer growth, we will continue to see declines in our revenue retention rate that we experienced throughout 2014, and fail to maintain satisfactory customer relationships. With the introduction of our enterprise self-service solution and our acquisition of [x+1] and its enterprise offerings, we now require sales and customer service and operations teams to meet the demands of two distinctly different types of customers with different types of offerings; those that purchase managed services from us, and those that invest in our technology as an enterprise solution. Our sales and customer service and operations teams have been primarily trained and experienced in selling and supporting our managed service solutions to and servicing advertising agencies, which often control advertisers' budgets. Our enterprise solutions are marketed and sold to agencies, enterprise customers and other channel partners directly. We are expanding our capabilities by hiring additional enterprise sales and customer service and operations personnel, and we have invested in existing personnel to sell solutions to advertising agencies, large brand advertisers and channel partners and provide customer support.
In recent quarters, we have experienced sales productivity declines. If we are unable to train sufficient numbers of sales personnel, or the sales personnel are not effective in obtaining new customers or increasing sales to our existing customer base, our business would be adversely affected.
We expect the investment of time on sales hiring, training and education efforts to continue to negatively impact sales productivity in the short term. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. The rate of growth in sales productivity for current sales personnel may not improve in the near term. In addition, new hires typically require significant training, and it may take significant time before they achieve full productivity. During 2015, our ability to slow or reverse the declines in the quarterly revenue growth rate we have experienced since the third quarter of 2013 will depend, in part, on the pace at which sales personnel hired and trained during 2014 become productive during 2015. In 2014, we experienced a decline in sales productivity compared to 2013. As a result of the growth in our sales organization, a large portion of our sales team is still new to the company and our solutions. If we are unable to train sufficient numbers of sales personnel (including enterprise sales personnel), and/or the sales personnel are not effective in obtaining new customers or increasing sales to our existing customer base through cross-selling, our business would be adversely affected.
Our future success depends on the continuing efforts of our key employees, including our founders, and on our ability to hire, train, motivate and retain additional employees, including executives with public company experience.
Our future success depends heavily upon the continuing services of our key employees, including our founders, George John, our Chief Executive Officer; Richard Frankel, our President; and Abhinav Gupta, our Vice President, Optimization, and on our ability to attract and retain members of our management team and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.
Over the past six months we have experienced significant turnover within the executive team. Since November 2014 we have hired four senior executives, including a Chief Financial Officer; a Chief Revenue Officer for North America, a Senior Vice President of Research and Development and a Senior Vice President of Human Resources. Our future success depends on their swift and effective integration into our business operations and company culture. Mr. Gupta recently transitioned his management of engineering to the new senior vice president of research and development, and took on a new role in the company as our Vice President of Optimization, responsible for process improvements. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.
The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is primarily based in Redwood City, California, and we face significant competition for talent from large technology companies such as Google, Facebook, LinkedIn, Twitter and Yahoo!. These companies may provide more generous compensation and benefits, more diverse opportunities and better chances for career advancement, than we do. Some of these advantages may be more appealing to high-quality candidates than those we have to offer. In addition, the decline in our stock price has created additional challenges around our ability to compete effectively with respect to equity compensation.
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
Our sales and marketing efforts have required significant investments, which may not yield returns in the foreseeable future, if at all.
We have invested significant resources in our sales and marketing teams to educate the marketplace and sell to prospective advertisers and advertising agencies the value of our solutions. We often spend substantial time and resources explaining how our solutions can optimize advertising campaigns, and responding to requests for proposals from potential advertisers and their advertising agencies, including developing material specific to the needs of such potential advertisers. Our business depends in part upon advertisers’ confidence, and the confidence of the advertising agencies that represent those advertisers, that our solutions are superior to other methods of purchasing digital advertising. Our business also depends in part on our ability to effectively market our expanded offerings in the video, mobile and social channels, brand solutions and our self-service platform. In order to support our sales teams more effectively in an extremely competitive environment, our marketing efforts must continually keep pace with the evolution of our business and educate the market about our technology advantages and capabilities. We may not be successful in attracting new advertisers despite our investment in our sales and marketing organizations.
Through 2013, our historical revenue growth partially masked seasonal fluctuations in advertising activity. However, as our revenue growth rate has declined since the third quarter of 2013 and/or to the extent seasonal advertising patterns become more pronounced, seasonality could cause material fluctuations on our quarterly operating results and cash flows.
Our revenue, operating results, and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our advertisers’ spending on digital advertising campaigns. For example, advertisers tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Our historical high revenue growth through the first half of 2013 partially masked the impact of seasonality, but as our growth rate has declined since the third quarter of 2013, and to the extent seasonal spending becomes more pronounced, seasonality could cause material fluctuations on our revenue, cash flow, operating results and other key operating and performance metrics from period to period.
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
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. Microsoft’s Internet Explorer 10 includes a “Do Not Track” setting that is selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
Our international expansion subjects us to additional costs and risks and may not yield returns, including anticipated revenue growth, in the foreseeable future, and our continued expansion internationally may not be successful.
Our significant investment in international expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, the Netherlands, France, Italy, Spain, Sweden and Australia. We established subsidiaries in Germany and Canada in 2013 and in Brazil in 2014. In addition, in 2012, we licensed a third party to make our solution available in Japan. We expect to significantly expand our international operations in the future.
Our international expansion and the integration of international operations present challenges and risks to our business and require significant attention from our management, finance, analytics, operations, sales and engineering teams to support advertising campaigns abroad. For example, as a direct result of our relationship with our Japan licensee, we have undertaken engineering and other work to support campaigns for Japanese advertisers and localize our technology platform for language, currency and time zone, and have made substantial investments to train our Japan licensee’s sales team to sell our solution in Japan. Moreover, our Japan licensee is a wholly-owned subsidiary of a large advertising agency holding company, which has other subsidiaries that may offer services that compete with us. As a result, there is a risk that conflicts of interest may arise that could reduce our ability to gain market share in the Japanese market. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, could interfere with our ability to offer our solutions competitively to advertisers and advertising agencies in one or more countries and expose us or our employees to fines and penalties. In some cases, our advertisers might impose additional requirements on our business in efforts to comply with their interpretation of their own or our legal obligations. These requirements might differ significantly from the requirements applicable to our business in the United States and could require engineering and other costly resources to accommodate. Laws and regulations that could impact us include but are not limited to tax laws, employment laws, data privacy regulations, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Bribery Act. Violations of these laws and regulations could result in monetary damages, criminal sanctions against us, our officers, or our employees, and prohibitions on the conduct of our business. We will likely incur significant operating expenses as a result of our international expansion, and it may not be as successful as we anticipate. Our international business also subjects us to the impact of global and regional recessions and economic and political instability, differing regulatory requirements, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad, fluctuations in foreign currency exchange rates and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.
Our solutions are primarily dependent on advertisers purchasing display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.
Historically, our customers have predominantly purchased our solution for display advertising. The demand-side platform that we acquired with [x+1] is also predominantly used for display advertising. We expect that display advertising will continue to be a significant channel used by our customers. Recently, the market for display advertising, excluding mobile, social and video, has been declining as overall digital advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our display solution could decline. In addition, many of our customers may think of us as only providing display advertising solutions, and we must develop marketing strategies that help our sales representatives cross-sell non-display products to our existing customer base. Our failure to achieve market acceptance of our solutions for mobile, social and video advertising, as well as our enterprise solutions, including our DMP and web optimization solutions, would harm our growth prospects, financial condition and results of operations.
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
As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage and database technologies. Creating the appropriate support for our technology platforms, including Big Data and our computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We make representations to our customers regarding our security policies and practices. If we do not adequately implement and enforce these security policies to the satisfaction of our customers, this could result in a loss of customer confidence, damage to our reputation and a loss of business. Further, security breaches could not only diminish the quality of our services and our performance for advertisers; they could also be a violation of security obligations to our enterprise customers that are designed to protect the data that we collect, store and transmit for them. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property, our data and/or our customers’ data. In addition, we are vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platforms. The steps we take to increase the reliability, integrity and security of our systems may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platforms and the increasing number of connections with the technology of customers, third party partners and vendors. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners, as well as exposure to indemnity claims and other liability to our enterprise solution customers, which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.
We typically do not have long-term commitments from our advertisers, and we may not be able to retain advertisers or attract new advertisers that provide us with revenue that is comparable to the revenue generated by any advertisers we may lose.
Most of the advertisers that use our solution do business with us by placing insertion orders for particular advertising campaigns. If we perform well on a particular campaign, then the advertiser, or most often, the advertising agency representing the advertiser, may place new insertion orders with us for additional advertising campaigns. We rarely have any commitment from an advertiser beyond the campaign governed by a particular insertion order. We use the Interactive Advertising Bureau, or IAB, standard terms and conditions, pursuant to which our insertion orders may also be canceled by advertisers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing advertisers, while continually expanding the number of advertisers for whom we provide services. In addition, it is relatively easy for advertisers and the advertising agencies that represent them to seek an alternative provider for their advertising campaigns because there are no significant switching costs. Agencies, with which we do the majority of our business, often have relationships with many different providers, each of which may be running portions of the same advertising campaign. Because we generally do not have long-term contracts, it is difficult for us to accurately predict future revenue streams. We cannot provide assurance that our current advertisers will continue to use our solution, or that we will be able to replace departing advertisers with new advertisers that provide us with comparable revenue.
The sales cycle for our enterprise solutions can be long and unpredictable and requires considerable time and expense before winning a sale or not; this can make it difficult to predict when, if at all, we will obtain new enterprise customers and when we will generate revenue from those customers.
The sales cycle for our enterprise business from initial contact with a sales prospect to contract execution and technology implementation, typically takes a significant amount of time and is difficult to predict. The sales cycle in some cases can take up to twelve months or more. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Some of our customers undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process is costly and time-consuming. As a result, it is difficult to predict if and when we will obtain new customers and begin generating revenue from these new customers. Because of the long sales cycle, we may incur significant expenses before we have an opportunity to win the sale and execute a definitive agreement with a prospective customer and even more time before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue, or that the customer engagement will ultimately be profitable. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses.
If we serve our advertisers’ advertisements on undesirable websites or fail to detect fraud (including bot traffic), our reputation will suffer, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.
Our business depends in part on providing our advertisers with a service that they trust. We have contractual commitments to take reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify, and we use third-party services to help us meet those commitments. We use third party technology, and our own proprietary technology, to detect click fraud and bot traffic, which is an automated computer-generated click on an advertisement rather than a click by a human. There has recently been a significant amount of negative publicity about bot traffic within our industry, including negative publicity directed at us. Under the circumstances, our abilities to both combat bot traffic and to communicate proactively about our capabilities in this area have become increasingly important. In addition, we use proprietary technology to block inventory that we know or suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on such website. Preventing and combating fraud, which is an industry-wide issue, requires constant vigilance, and we may not always be successful in our efforts to do so or in our efforts to address negative press on the topic.
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
We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and premium publishers, including real time advertising exchanges, such as Google’s DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory, including premium publishers with which we may seek direct relationships; and inventory available on social media platforms through application program interfaces, or APIs, including Facebook.
The amount, quality and cost of inventory available to us can change at any time. Our suppliers are not bound by long-term contracts. As a result, we cannot provide any assurance that we will have access to a consistent supply of quality inventory. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges continues to increase, while the number of suppliers may decline due to consolidation trends in the industry; both of these factors could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks. We may also seek to acquire access to premium inventory directly from publishers for both display and video impressions. Other companies, including ad networks, may compete with us and restrict our access to media inventory from publishers.
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
Currently, our social media offering is almost entirely dependent on access to Facebook’s inventory through FBX, and we will not have access to FBX inventory after April 1, 2015, for most of our campaigns. If our access to quality inventory in social media (including through Facebook) is diminished or if we fail to acquire new advertising inventory in social media, our growth could be impeded and our revenue could decline.
Currently, our social media offering is almost entirely limited to Facebook’s FBX platform, which was launched in the second half of 2012. As a result, our ability to grow revenue in the social channel has been closely tied to the availability of inventory on FBX. As of April 1, 2015, we will no longer have access to Facebook's FBX platform for the majority of our campaigns. We will instead access Facebook inventory (including Facebook mobile and video inventory) through an application program interface, or API. If we are unable to compete favorably for advertising inventory on Facebook through the API, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that have access to FBX inventory in addition to the Facebook APIs, have access to advertising opportunities on social media platforms other than Facebook or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on Facebook, integrate with social media platforms that may become more available and/or more popular in the future or otherwise find alternative sources of quality social media inventory, our business could be harmed.
If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.
Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution was unable to work on these devices or operating systems, either because of technological constraints or because an operating system or application developer, device maker or carrier wished to impair, or inadvertently impaired, our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed.
Certain self-regulatory organizations of which we are a part (but over which we have limited influence) released mobile-specific privacy principles toward the end of 2014, with enforcement beginning in 2015. If we fail to comply with these principles, or if we must modify our business practices in a way that reduces our ability to provide quality service to clients, it could affect our ability to generate new mobile channel business.
Errors or failures in our software and systems could adversely affect our operating results and growth prospects.
We depend upon the sustained and uninterrupted performance of our technology platforms to operate and execute over 2,100 campaigns at any given time; manage our inventory supply (including inventory quality controls); bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack of confidence in us or, on occasion, the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that have not been delivered properly. Material defects or errors in our enterprise platform, including our DMP solution, could also result in unanticipated costs and harm to our reputation. The software systems underlying the enterprise solutions, including the DMP, are inherently complex and may contain errors that could cause disruption in availability and other performance issues. Such performance issues could result in customers making warranty or other claims against us. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our reputation as well as our financial position, results of operations and growth prospects.
As customers increase usage of our enterprise solutions, including our data management platform and site optimization services, we will need to continually improve our hosting infrastructure.
We expect our enterprise solutions to continue to add customers, transactions and data that our hosting infrastructure will be required to support. We seek to maintain sufficient excess capacity in the hosting infrastructure to meet the needs of all of our enterprise customers. We also seek to maintain excess capacity to facilitate the increase in new customers and transactions. For example, if we secure a large customer or a group of enterprise customers that require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers. As use of the platforms grows, we will need to devote additional resources to improving our application architecture and our infrastructure in order to maintain the performance of our enterprise solutions. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased or expected increases in demand. These costs could impact our results of operations.
Our growth depends, in part, on the success of our strategic relationships with third parties, including ready access to hardware in key locations to facilitate the delivery of our solution and reliable management of Internet traffic.
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. We continue to pursue additional relationships with third parties, such as technology and content providers, real-time advertising exchanges, social media companies, data and market research companies, publishers, co-location facilities and other strategic partners. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party data and services. Our agreements with channel partners and providers of technology, computer hardware, co-location facilities, content and consulting services and real-time advertising exchanges are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services over ours or to otherwise prevent or reduce purchases of our solutions. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.
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
We have undergone rapid growth in our employee base. We had 1,123 employees (977 in the United States and 146 employees overseas) as of December 31, 2014, compared with 619 employees (532 and 87 employees in the United States and overseas, respectively), as of December 31, 2013. We cannot provide assurance that we will be able to continue expanding our workforce while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of December 31, 2014, two agency holding companies, and no single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses that negatively impact our financial results.
We currently have foreign sales primarily denominated in British pounds, euros, Japanese yen and Canadian dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds, euros, Canadian dollars and Hong Kong dollars. We expect international sales to become an increasingly important part of our business. Any fluctuation in the exchange rates of these foreign currencies could negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to attempt to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The recent appreciation of the U.S. dollar has caused a decline in the U.S. dollar value of revenue billed in foreign currencies, and we expect this negative impact on revenue and net loss to continue into 2015.
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
When we are no longer an “emerging growth company,” as defined in the JOBS Act, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. We will need to disclose any material weaknesses (as defined by SEC rules) in our internal controls over financial reporting that are identified by our management, as well as provide a statement that our independent registered public accounting firm has issued an opinion on our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until our first annual report filed with the SEC following the later of (i) the date we are deemed to be a “large accelerated filer,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or (ii) the date we are no longer an emerging growth company.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. Economic downturns or instability in political or market conditions may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic recovery in the U.S. or abroad are likely to affect our business prospects. In addition, concerns over the sovereign debt situation in certain countries in the EU as well as continued geopolitical turmoil in many parts of the world have, and may continue to, put pressure on global economic conditions, which could lead to reduced spending on advertising.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of investors and securities analysts, which could result in a decline in our stock price.
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances (as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to Notes to Consolidated Financial Statements in Part II), the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. If, as a result, our operating results fall below the expectations of investors and securities analysts, our stock price could decline. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, allowance for doubtful accounts, accounting for internal use software and income taxes.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.
We may be limited in the portion of net operating loss carry-forwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2014, we had U.S. federal net operating loss carry-forwards, or NOLs, of $55.3 million and state NOLs of $5.2 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs and future changes in our stock ownership could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.
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
We may invest in or acquire other businesses in the future. These activities require significant management attention and resources to integrate new businesses into our existing operations. These activities could disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.
As part of our business strategy, we may make investments in or acquisitions of complementary companies, products or technologies. These activities involve significant risks to our business. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. The acquisitions we do complete may not ultimately strengthen our competitive position. Any acquisitions we complete could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the value of our common stock. In addition, if we are unsuccessful at integrating acquired employees or technologies, our financial condition and results of operations, including revenue growth, could be adversely affected. Any acquisition and subsequent integration will require significant time and resources. We have only completed one acquisition to date and have not yet completed our integration of the acquired business. As a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to successfully evaluate and use the acquired technology or employees, or otherwise manage the acquisition and integration processes successfully. We will be required to pay cash, incur debt and/or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the value of our common stock. The use of cash to pay for acquisitions, will limit other potential uses of our cash, including investments in our sales and marketing and product development organizations, and in infrastructure to support scalability. The issuance or sale of equity or convertible debt securities to finance any such acquisitions will result in dilution to our stockholders and could negatively impact earnings per share. If we incur debt in connection with any future acquisition, it would result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.
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

•
The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management and timely reporting and to reduce administrative costs;

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

•
The possibility of higher than anticipated costs in continuing support and development of acquired products; in general and administrative functions that support new or multiple business models; or in compliance with associated regulations that are more complicated than we had anticipated;

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through December 31, 2014, our common stock has ranged in price from a low of $13.75 to a high of $71.89. The price has declined significantly since the end of fiscal year 2014. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•
announcements of financial results, new offerings, products, services or technologies, initiatives, commercial relationships, acquisitions or other events by us, our competitors or others in our industry sector;

•	price and volume fluctuations in the overall U.S. and foreign stock markets from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of investors or securities analysts;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether due to our issuance of new guidance or otherwise;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on us from any of the other risks cited herein.
In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry whether or not these events directly affect us.
Our stock price has been volatile and has declined since our initial public offering in September 2013. On September 3, 2014, a stockholder class action lawsuit was filed against us, certain of our officers and certain underwriters of our initial public offering in September 2013 and our follow-on offering in January 2014. On September 10, 2014, a substantively similar lawsuit was filed, adding our board of directors and additional underwriters as defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to the registration statements and prospectuses for our initial and follow-on public offerings, and seek unspecified compensatory damages and other relief. A consolidated complaint was filed on February 27, 2015.  For more information, see Item 3, "Legal Proceedings." Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, financial condition and results of operations.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. We use a variety of models to forecast revenue in our business, including but not limited to models based on our bookings, estimates from our sales personnel, and projected productivity of our sales representatives. Each of our models has limitations. For example, revenue anticipated by a sales representative for a particular quarter might be delayed, reduced in amount or not materialize at all for a variety of reasons, including many that are out of our control. As another example, sales personnel productivity may change significantly from historical patterns when we hire new, less experienced sales personnel, when we introduce new products and services and if we are required to integrate sales personnel and new products as part of an acquired business, such as in connection with our recent acquisition of [x+1]. In addition, expanding competitive alternatives available to our customers in the market, an unexpected slowdown in general economic conditions, unexpected customer turnover and a variety of other factors could lead to unanticipated reductions in spending by our customers. Our industry is rapidly changing, and as we adopt new business models to address customer requirements, our historical methods of forecasting may prove inadequate. Our recent acquisition of [x+1] exacerbates our difficulty in developing accurate forecasts. It may take a number of quarters following the acquisition for us to understand enough about the dynamics impacting our revenue mix to be able to accurately forecast revenue for our business.
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
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 33% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2014. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations and the attendant responsibilities of management and the board, may make it more difficult to attract and retain board members and senior executives, and have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated income through December 31, 2014. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

•
the requirement for the affirmative vote of holders of at least 662/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We maintain our principal office, totaling approximately 140,000 square feet, in Redwood City, California, under a lease that expires in 2019. We maintain additional leased spaces, totaling approximately 356,000 square feet, in several locations, including New York, Chicago, El Segundo (Los Angeles), South Norwalk (Connecticut) and San Francisco, domestically, as well as London, Hamburg and Paris, in Europe. We maintain sales offices in other locations globally. We believe that our current facilities capacity exceeds our needs for the immediate future, and as a result, we are actively seeking to sublease portions of our unused facilities to better align our facility needs with our anticipated headcount levels.
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in our initial public offering on September 19, 2013 (the “IPO”) and our secondary offering on February 5, 2013 (the “Secondary Offering”) are also named as defendants. The complaints allege that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The complaints also allege that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, on behalf of those who purchased our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in our initial public offering on September 19, 2013. The Mehrotra complaint also purports to assert a claim for violation of Section 12(a)(2) of the Securities Act of 1933. The complaints seek monetary damages in an unspecified amount. The above actions were consolidated and a lead plaintiff was selected on December 15, 2014. A consolidated complaint was filed on February 27, 2015. We intend to vigorously defend ourselves against the purported class action.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the NASDAQ Global Select market under the symbol "FUEL" since September 20, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2013
Third Quarter (from September 20, 2013)	$64.23	$50.90
Fourth Quarter	$68.56	$37.81

Fiscal 2014
First Quarter	$71.89	$42.75
Second Quarter	$43.84	$19.31
Third Quarter	$31.27	$14.29
Fourth Quarter	$21.10	$13.75
Holders of Record
As of February 28, 2015, we had 152 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held of record in street name by brokers or other nominees.
Dividends
We did not declare or pay any cash dividends on our common stock during 2013 or 2014 and we have no intention of doing so in the future. Our credit facility contains restrictions on our ability to pay dividends. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8.
Recent Sale of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Equity Incentive Plan, or 2008 Plan.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2014	—	$—	—	—
November 1 - November 30, 2014	3,437	13.96	—	—
December 1 - December 31, 2014	333	2.97	—	—
Total	3,770	$12.99	—
 ______________________

(1)
Under the 2008 Plan, participants may exercise options prior to vesting, subject to a right of repurchase by the Company if the participant leaves the Company prior to the date on which all shares issued upon exercise of the options have vested. All shares in the above table were shares repurchased as a result of the Company exercising this right and not pursuant to a publicly announced plan or program.

Performance Graph
This stock performance graph shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The following graph shows a comparison from September 20, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (NASDAQ Composite). The graph assumes that $100 was invested at the market close on September 20, 2013 in our common stock, the S&P 500 Index and the NASDAQ Composite, and the data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the future. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
The consolidated statements of operations data for each of the three years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$408,641	$240,605	$106,589	$44,652	$16,527
Costs and expenses:
Media cost	173,477	103,637	50,669	22,649	9,318
Other cost of revenue (1)	48,586	21,883	9,342	4,651	1,557
Research and development (1)	39,794	17,714	4,876	1,545	1,039
Sales and marketing (1)	146,430	83,345	41,069	17,256	6,071
General and administrative (1)	60,545	28,708	8,403	2,336	1,521
Total costs and expenses	468,832	255,287	114,359	48,437	19,506
Operating loss	(60,191)	(14,682)	(7,770)	(3,785)	(2,979)
Other expense, net:
Interest expense	(3,092)	(917)	(316)	(250)	(166)
Other income (expense)—net	(5,267)	(308)	135	33	9
Change in fair value of convertible preferred stock warrant liability	—	(4,740)	(2,308)	(295)	(106)
Other expense, net	(8,359)	(5,965)	(2,489)	(512)	(263)
Loss before income taxes	(68,550)	(20,647)	(10,259)	(4,297)	(3,242)
Income tax (benefit) provision	(4,239)	285	84	28	—
Net loss	$(64,311)	$(20,932)	$(10,343)	$(4,325)	$(3,242)
Basic and diluted net loss per share attributable to common stockholders (2)	$(1.74)	$(1.38)	$(1.29)	$(0.57)	$(0.48)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	37,001	15,177	8,024	7,600	6,794

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Other cost of revenue	$1,758	$471	$37	$7	$—
Research and development	5,039	2,308	734	8	13
Sales and marketing	10,372	4,482	1,100	66	20
General and administrative	6,361	3,581	1,450	83	8
	$23,530	$10,842	$3,321	$164	$41

(2)	See Note 10 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,056	$113,873	$14,896	$5,071	$8,523
Property, equipment and software, net	89,441	25,794	10,939	4,941	2,212
Working capital	99,278	140,850	37,935	12,962	11,192
Total assets	539,265	237,508	75,189	27,158	17,839
Debt obligations, current and non-current (3)	69,040	26,811	6,966	4,379	2,736
Capital lease obligations, current and non-current	17,823	615	—	—	—
Total stockholders’ equity	312,766	143,167	40,863	13,388	10,982

(3)	The debt obligations as of December 31, 2014 and 2013 on the consolidated balance sheet are net of $1.0 million and $0.6 million in debt issuance costs, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in ‘‘Risk Factors’’ and ‘‘Special Note Regarding Forward-Looking Statements.’’
Overview
We are a technology company that has developed an Artificial Intelligence and Big Data-driven predictive modeling and automated decision-making platform. Our technology is designed to address the needs of markets in which the volume and speed of information render real-time human analysis infeasible. We are focused on the large and growing digital advertising market that faces these challenges. Specifically, we have developed a media buying technology platform that uses Artificial Intelligence, or "AI," to solve marketing’s age-old challenge: how to deliver better return-on-investment, or "ROI," on their digital marketing initiatives by providing the right message to the right person at the right time, on addressable devices across the globe. Our media-buying platform, which we refer to as our Demand-Side Platform, or “DSP” is available to advertising agencies and advertisers as a managed service offering, whereby Rocket Fuel manages advertising campaigns on behalf of an advertiser, and through a self-service offering, whereby an agency or advertiser licenses our technology to manage its own advertising campaigns.
Our DSP solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. During the year ended December 31, 2014, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. Historically, our digital ads were delivered primarily through a computer display medium. More recently, the digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising. Our technology works for advertisers across all of these channels, allowing us to compete for a larger share of advertisers’ digital advertising budgets. We have successfully run advertising campaigns for products and brands ranging from consumer products to luxury automobiles to travel and as of December 31, 2014, had served well over 394 billion impressions in our history. Our computational infrastructure included over 53,000 CPU cores in 12 data centers and housed 64 petabytes of uncompressed data as of December 31, 2014.
In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] added important assets to our offerings, principally a data management platform, or “DMP," and site optimization technology, which are software-as-a-service, or "SaaS" solutions that enable customers to use their own customer relationship data, or "first party data," and third party data to deliver timely and relevant advertising messages across paid, earned, and owned media channels, including an advertiser's own website.
The addition of these offerings gives us the opportunity to offer a Digital Marketing Hub to help marketers optimize the complete consumer journey, and to extend our core AI technology beyond paid advertising to more broadly address the advertisers' marketing challenges across a brand’s paid, earned and owned media.
During 2014, we served advertising impressions for 93 of the Advertising Age 100 Leading National Advertisers and 62 of the Fortune 100 companies. Additionally, as of December 31, 2014, we had 143 customers with more than $1 million in lifetime spend with us, including 74 with over $2 million in lifetime spend and 22 with over $5 million in lifetime spend. For the years ended December 31, 2014, 2013 and 2012, our revenue was $408.6 million, $240.6 million and $106.6 million, respectively. Our net loss for the years ended December 31, 2014, 2013 and 2012, was $(64.3) million, $(20.9) million and $(10.3) million, respectively.
Although we have experienced substantial revenue growth in our limited history, our rate of growth has declined since the third quarter of 2013 and we expect it to decline further in 2015. One among many factors that could negatively impact revenue is the recent appreciation of the U.S. dollar, which has caused a decline in the U.S. dollar value of revenue billed in foreign currencies. We expect this negative impact on revenue to continue into 2015. We expect our costs and expenses to continue to increase in absolute dollars in the foreseeable future as we continue to expand our business, although we expect that certain expenses will decline as a percentage of revenue during 2015. In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements.

Non-GAAP Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles, or GAAP, we also monitor the non-GAAP metrics set forth below to help us evaluate growth and profitability, establish budgets, and assess our operational efficiencies (in thousands, except per share amounts):

	Years ended December 31,
	2014	2013	2012
Non-GAAP net revenue	$235,164	$136,968	$55,920
Non-GAAP adjusted EBITDA	$(966)	$4,178	$(835)
Non-GAAP adjusted net income (loss)	$(24,101)	$(5,350)	$(4,714)
Non-GAAP adjusted net income (loss) per share	$(0.65)	$(0.35)	$(0.59)
Non-GAAP net revenue
Non-GAAP net revenue (previously referred to as "revenue less media costs" or "revenue ex-TAC," but with no changes to the definition) is a non-GAAP financial measure defined by us as GAAP revenue less media costs. Media costs consist of costs for advertising impressions we purchase from third parties. We believe that non-GAAP net revenue is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the performance of our solutions in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.
A limitation of non-GAAP net revenue is that it is a measure that we have defined for internal purposes that may be unique to us, and therefore it may not enhance the comparability of our results to other companies in our industry that have similar business arrangements but present the impact of media costs differently. Management compensates for these limitations by also considering the comparable GAAP financial measures of revenue, media costs and other cost of revenue. The following table presents a reconciliation of GAAP revenue to non-GAAP net revenue for each of the periods indicated (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue	$408,641	$240,605	$106,589
Media costs	(173,477)	(103,637)	(50,669)
Non-GAAP net revenue	$235,164	$136,968	$55,920
Non-GAAP Adjusted EBITDA
Non-GAAP adjusted EBITDA is a non-GAAP financial measure defined by us as GAAP net loss before interest expense, other income (expense), net, income tax provision (benefit), depreciation and amortization expense, stock-based compensation expense and related payroll taxes, changes in fair value of convertible preferred stock warrant liability, and acquisition related and other expenses.
We have presented non-GAAP adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop operating plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP adjusted EBITDA provides useful information in understanding and evaluating our operating results.
However, our use of non-GAAP adjusted EBITDA has limitations and should not be considered in isolation or as a substitute to our financial results as reported under GAAP. Some of these limitations are as follows: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and non-GAAP adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; non-GAAP adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation; non-GAAP adjusted EBITDA does not reflect acquisition related and other expenses, tax and interest expenses that may represent payments reducing the cash available to us; and other companies, including those in our industry, may calculate non-GAAP adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, our management considers non-GAAP adjusted EBITDA alongside other financial performance measures, including cash flow metrics, GAAP net income (loss) and our other GAAP results.
The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted EBITDA for each of the periods indicated (in thousands):

	Years ended December 31,
	2014	2013	2012
Net loss	$(64,311)	$(20,932)	$(10,343)
Adjustments:
Interest expense, net	3,092	917	316
Income tax (benefit) provision	(4,239)	285	84
Depreciation and amortization expense	23,670	7,855	3,598
Stock-based compensation expense	23,530	10,842	3,321
Change in fair value of convertible preferred stock warrant liability	—	4,740	2,308
Other income (expense) - net	5,267	308	(135)
Acquisition related and other expenses	11,476	—	—
Payroll tax expense related to stock-based compensation	549	163	16
Total adjustments	63,345	25,110	9,508
Non-GAAP adjusted EBITDA	$(966)	$4,178	$(835)
The definition of Non-GAAP adjusted EBITDA has been changed from the definition we used prior to the third quarter of fiscal year 2014. In the third quarter of fiscal year 2014, we revised the definition to exclude acquisition-related and other expenses; payroll taxes related to stock-based compensation; and other income (expense). In the fourth quarter of fiscal year 2014, we further revised the definition to exclude amortization of internal-use software.
Non-GAAP Adjusted Net Income (Loss)
Non-GAAP adjusted net income (loss) and non-GAAP adjusted diluted net income (loss) per share are non-GAAP financial measures that are useful to us and investors because they present an additional measurement of our financial performance, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the impact of certain non-cash expenses such as amortization of intangible assets and stock-based compensation, and expenses such as acquisition related and other expenses. We believe that analysts and investors use non-GAAP adjusted net income and non-GAAP adjusted diluted net income per share as supplemental measures to evaluate the overall operating performance of companies in our industry.
A limitation of non-GAAP adjusted net income (loss) is that it is a measure that may be unique to us and may not enhance the comparability of our results to other companies in the same industry that define adjusted net loss differently. This measure may also exclude expenses that may have a material impact on our reported financial results. Our management compensates for these limitations by also considering the comparable GAAP financial measure of net loss.

The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted loss for each of the periods indicated (in thousands):

	Years ended December 31,
	2014	2013	2012
Net loss	$(64,311)	$(20,932)	$(10,343)
Adjustments:
Stock-based compensation expense	23,530	10,842	3,321
Change in fair value of convertible preferred stock warrant liability	—	4,740	2,308
Amortization of intangible assets	5,402	—	—
Acquisition related and other expenses	11,476	—	—
Tax impact of the above items	(198)	—	—
Non-GAAP adjusted net income (loss)	$(24,101)	$(5,350)	$(4,714)
Non-GAAP adjusted diluted net income (loss) per share	$(0.65)	$(0.35)	$(0.59)
Weighted average shares used in computing non-GAAP adjusted diluted net income (loss) per share	37,001	15,177	8,024
Prior to the third quarter of 2014, we defined non-GAAP adjusted net income (loss) as GAAP net loss before stock-based compensation expense and the change in fair value of convertible preferred stock warrant liability. This definition was revised, beginning in the third quarter of 2014, as GAAP net loss excluding stock-based compensation expense, changes in fair value of convertible preferred stock warrant liability, amortization of intangible assets, acquisition related and other expenses and the estimated tax impact of the foregoing items.
Factors Affecting Our Performance
We believe that the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance. In 2014 we noted an expanding trend of customer concerns about inventory quality on real-time advertising exchanges that impacts the entire industry. In addition, a significant shift in the channel mix of digital advertising could also impact our performance as we must optimize our solutions for, and face a different competitive landscape in, the mobile, social and video channels. For example, Facebook recently announced restrictions in our access to the Facebook exchange platform, or FBX, requiring us to adapt our offering in order to continue to access advertising inventory from Facebook and expand into mobile advertising with Facebook, and we are presently adapting our technology and offerings to address this challenge.
Ability to Market and Sell our Solutions to Advertisers and their Agencies and Agency Holding Companies
Our DSP offering competes for digital advertising budgets with a variety of companies, including, other companies with DSP offerings, agency trading desks and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In our experience, it is our larger and longer tenured customers who are more likely to reduce spend with us in favor of self-service platforms, agency trading desks, or other media strategies. In 2014, we experienced a decline in revenue from some customers when they utilized agency trading desks to a greater extent or adopted self-serve platforms. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow and/or retain revenue. In July 2014, we announced an expansion of our self-service platform to the United States and Europe, which we believe will allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. In addition, a key part of our strategy was to invest in a strategic agency selling team to reshape our relationships with agency holding companies beginning in September 2014.

Ability to Market and Sell Our Digital Market Hub and SaaS Technology Platform to Direct Advertisers
In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] added important assets to our technology solutions, principally a Data Management Platform, or “DMP,” and Site Optimization technology, which are enterprise solutions that enable customers to use their own customer relationship data and third party data to deliver timely and relevant advertising messages across paid, earned, and owned media channels, including an advertiser's own website. These additions have enabled us to introduce our Digital Marketing Hub to help marketers optimize the consumer journey, and to extend our core AI technology beyond paid advertising to more broadly address advertisers' marketing challenges across paid, earned and owned media. As part of this strategy, we have increased, and expect to continue to increase, the number of sales representatives we have calling on direct advertisers.
These SaaS and self-service offerings have different margins and operating costs than our DSP offerings. Our strategy to sell to direct advertisers and to offer DMP as well as DSP platforms had, and will continue to have, an impact on our revenue mix and non-GAAP net revenue margins. To illustrate, during the fourth quarter of 2014, non-GAAP net revenue from direct advertisers increased to $14.3 million, or 19% of non-GAAP net revenue, compared to $3.3 million, or 7% of non-GAAP net revenue, for the fourth quarter of 2013. Our total non-GAAP net revenue, as a percentage of GAAP revenue, declined to 55% for the fourth quarter of 2014, compared to 58% for the fourth quarter of 2013.
Customer Growth and Retention
In order to continue our growth, we must attract new customers, and gain a larger amount of our current customers’ advertising budgets. Over the long term we aim to do both, but the relative focus on onboarding new customers or developing existing customers will vary over time with our product offerings and sales and service capabilities and efficiencies.
Our number of active customers increased from 1,224 as of December 31, 2013 to 1,636 as of December 31, 2014. Our revenue retention rate was 130% for the twelve months ended December 31, 2014 and 135%, 149%, 161% and 168% for each of the twelve months ended September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively.
New customers generally spend less than customers that have used our solution for longer periods of time. We also experienced decreased spending in 2014 by larger customers (measured by the amount of spend) who also spent with us in the same period in 2013. Adding new customers that tend to spend less and declining spend from larger and longer tenured customers contributed to the slowing rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013, which we expect will continue in 2015.
Ability to Market and Sell to Multiple Digital Advertising Products via Multiple Channels
Our DSP solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. During the year ended December 31, 2014, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. The digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising. Historically, our revenue has predominantly come from managed service display advertising, and we have grown revenue from delivery to other channels, which include mobile, video and social channels, to 44% of our revenue in 2014. As display advertising is now growing more slowly than other channels, our future performance is dependent in part on our ability to grow our share of these other channels.
Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings to address additional needs of marketers, including offering our DMP and DSP as self-service SaaS solutions in addition to our managed service offerings. As part of this growth strategy, we have added sales, marketing, operations and customer support personnel in all of our geographies. Our growth strategy also includes continuing to invest in research and development to enhance our solutions, integrate our technology platforms and create additional offerings. As a result of these investments in resources and growth, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue during 2014. Looking ahead, we will focus on automating and streamlining our customer service, operations, account management, IT, financial and administrative systems and controls with a goal of reducing the cost of those functions as a percentage of revenue in future periods.
We experienced a decline in sales productivity in North America from the second quarter of 2014 through the end of the year. In the short term, we expect sales productivity to continue to be impacted as certain sales personnel transition from supporting our traditional business to supporting our enterprise solutions. Looking ahead, we will focus on achieving improved sales productivity by better tailoring our sales model to differing sizes of customers and prospects, and by improving the focus of our sales representatives on our core offerings.
Our capital expenditures for property and equipment were approximately $48 million in 2014, a significant increase over 2013 as we opened and expanded many of our office facilities. For 2015, we expect these capital expenditures to decline significantly from 2014 levels as we completed the majority of our facility expansion during 2014 and early 2015. In addition, in order to minimize the upfront cash investment required to scale our data centers, we have entered into capital leasing facilities to finance our data center hardware needs and plan to continue this practice in 2015.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. For example, the number of active customers, excluding active customers originating through our licensing agreement with a Japanese advertising agency, was flat from December 31, 2013, to March 31, 2014, increased by 18% from March 31, 2014 to June 30, 2014, was flat again from June 30, 2014 to September 30, 2014 and increased by 14% from September 30, 2014 to December 31, 2014. Despite the seasonal nature of our revenue, many of our costs, such as headcount related expenses, depreciation and amortization, and facilities costs, do not follow these same seasonal trends, resulting in significant fluctuations in net loss from quarter to quarter, with the first quarter typically a period of higher losses.
Components of Our Results of Operations
Revenue
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through social and video channels. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. To a lesser extent we generate revenue from license fees to access our SaaS DMP and DSP offerings and related professional services, which are generally recognized over the term of the performance period. Our revenue recognition policies are discussed in more detail under “—Nature of Business and Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements included in Part II, Item 8.
Costs and Expenses
We classify our expenses into these categories: media costs, other cost of revenue, research and development, sales and marketing and general and administrative. Personnel costs for each category of expense generally include salaries, bonuses and sales commissions, stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, utilities, telephones and other miscellaneous expenses.

•
Media costs consist primarily of costs for advertising impressions we purchase from advertising exchanges and other third parties, which are expensed when incurred. We typically pay these advertising exchanges on a per impression basis. We anticipate that our media costs will increase in absolute dollars as our revenue increases.

•
Other cost of revenue. These costs include personnel costs, depreciation and amortization expense, amortization of internal-use software development costs, third-party inventory validation and data vendor costs, data center hosting costs and allocated costs. The personnel costs are primarily attributable to individuals maintaining our servers and members of our operations group, which initiates, sets up, launches and monitors our advertising campaigns or implements and supports our platform. We capitalize costs associated with software that is developed or obtained for internal-use and amortize these costs in other cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Other cost of revenue also includes third-party data center costs and depreciation of data center equipment. We anticipate that our other cost of revenue will increase in absolute dollars in future periods as we scale the capabilities of our operations to meet the demands of higher volumes.

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

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on (i) marketing our solution to generate awareness; (ii) increasing the adoption of our solution by existing and new advertisers and agencies; and (iii) expanding our business geographically, primarily by growing our sales team in certain countries in which we currently operate and establishing a presence in additional countries. We expect sales and marketing expenses to increase in absolute dollars in future periods related to our investment opportunities, such as the enterprise business and international markets.

•
General and administrative. Our general and administrative expenses consist primarily of personnel costs associated with our executive, IT, finance, legal, human resources, compliance and other administrative functions, as well as accounting, audit and legal professional services fees, allocated costs and other corporate expenses. Other miscellaneous expenses primarily include local taxes, fees and charitable contributions. We expect to continue to invest in corporate infrastructure, such as automation projects, and incur additional expenses associated with legal and accounting costs and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect general and administrative expenses to increase in absolute dollars in future periods.

Other Expense, Net
Interest expense. Interest expense is related to our credit facilities and term debt.
Other income (expense)—net. Other income (expense)—net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our cash and accounts receivable that are denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, British pound and the Euro. As our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business.
Change in fair value of convertible preferred stock warrant liability.  During 2013 and 2012, we had two outstanding warrants to purchase shares of our capital stock. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our initial public offering, or IPO, in September 2013, the warrants converted into shares of common stock.
Income Tax (Benefit) Provision
Income tax (benefit) provision consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we maintain a valuation allowance against most of our deferred tax assets. We expect to maintain this valuation allowance at least in the near term.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Years ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	$408,641	$240,605	$106,589
Costs and expenses:
Media cost	173,477	103,637	50,669
Other cost of revenue (1)	48,586	21,883	9,342
Research and development (1)	39,794	17,714	4,876
Sales and marketing (1)	146,430	83,345	41,069
General and administrative (1)	60,545	28,708	8,403
Total costs and expenses	468,832	255,287	114,359
Operating loss	(60,191)	(14,682)	(7,770)
Other expense, net:
Interest expense	(3,092)	(917)	(316)
Other income (expense)—net	(5,267)	(308)	135
Change in fair value of convertible preferred stock warrant liability	—	(4,740)	(2,308)
Other expense, net	(8,359)	(5,965)	(2,489)
Loss before income taxes	(68,550)	(20,647)	(10,259)
Income tax (benefit) provision	(4,239)	285	84
Net loss	$(64,311)	$(20,932)	$(10,343)
Loss per share:
Net loss per share, basic and diluted	$(1.74)	$(1.38)	$(1.29)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Other cost of revenue	$1,758	$471	$37
Research and development	5,039	2,308	734
Sales and marketing	10,372	4,482	1,100
General and administrative	6,361	3,581	1,450
Total	$23,530	$10,842	$3,321

	Years ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data: *
Revenue	100%	100%	100%
Costs and expenses:
Media cost	42	43	48
Other cost of revenue	12	9	9
Research and development	10	7	5
Sales and marketing	36	35	39
General and administrative	15	12	8
Total costs and expenses	115	106	107
Operating loss	(15)	(6)	(7)
Other expense, net:
Interest expense	(1)	—	—
Other expense—net	(1)	—	—
Change in fair value of convertible preferred stock warrant liability	—	(2)	(2)
Other expense, net	(2)	(2)	(2)
Loss before income taxes	(17)	(9)	(10)
Income tax (benefit) provision	(1)	—	—
Net loss	(16)%	(9)%	(10)%

*	Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2014, 2013 and 2012
Revenue

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands, except percentages)
Revenue	$408,641	$240,605	$106,589	70%	126%
Revenue increased $168.0 million, or 70%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue from the display channel was 56% and 76% of revenue for the years ended December 31, 2014 and 2013, respectively. Revenue from other channels was 44% and 24% of revenue for the years ended December 31, 2014 and 2013, respectively, which was primarily due to the mobile channel, which was 29% of revenue for the year ended December 31, 2014, followed by the social channel and then the video channel.
The increase in revenue was attributable to increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by, among other factors, a decline in revenue from some customers when they adopted third-party self-service platforms. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in an 83% increase in the number of campaigns that ran across our platforms during the year ended December 31, 2014 compared to the year ended December 31, 2013. Due to the higher number of campaigns, the volume of impressions delivered increased by 63% during the year ended December 31, 2014 compared to the year ended December 31, 2013. The average cost per mille (or cost per thousand impressions) or "CPM", increased by 3%, and non-GAAP net revenue as a percentage of revenue increased to 58% from 57% during the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue from outside of North America increased by 120% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue from outside of North America, as a percentage of revenue, increased to 15% from 11% during the years ended December 31, 2014 and 2013, respectively.
Revenue increased $134.0 million, or 126%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenue from the display channel was 76% and 92% of revenue for the years ended December 31, 2013 and

2012, respectively. Revenue from other channels was 24% and 8% of revenue for the years ended December 31, 2013 and 2012, respectively, which was primarily due to the mobile channel, which was 14% of revenue for the year ended December 31, 2013, followed by the social channel and then the video channel.
The increase in revenue was attributable to both increased spending by existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from 536 as of December 31, 2012 to 1,224 as of December 31, 2013. Within the 1,224 active customers, 117 active customers originated through our licensing agreement with a Japanese advertising agency. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 122% increase in the number of campaigns during the year ended December 31, 2013 compared to the year ended December 31, 2012. Due to the higher number of campaigns, the volume of impressions delivered increased by 165% during the year ended December 31, 2013 compared to the year ended December 31, 2012. The average CPM decreased by 15%, and non-GAAP net revenue as a percentage of revenue increased to 57% from 52% during the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenue from outside of North America increased by 162% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenue from outside of North America, as a percentage of revenue, increased to 11% from 10% during the years ended December 31, 2013 and 2012, respectively.
Media Cost and Other Cost of Revenue

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands, except percentages)
Media Cost	$173,477	$103,637	$50,669	67%	105%
Other cost of revenue	$48,586	$21,883	$9,342	122%	134%
Headcount (at period end)	161	61	21	164%	190%
Media costs increased by $69.8 million, or 67%, during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to our increased sales volume. Media costs represented approximately 42% and 43% of revenue in the years ended December 31, 2014 and 2013, respectively.
Other cost of revenue increased by $26.7 million or 122%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to increase in depreciation and amortization of $8.4 million, which includes capitalized internal-use software, other fixed assets and amortization of acquired technology intangible assets, an increase in personnel costs of $6.4 million, an increase in data and inventory validation costs of $5.7 million and an increase in hosting costs of $1.6 million. Amortization of capitalized internal-use software was $5.2 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. Amortization of acquired technology intangible assets was $3.7 million for the year ended December 31, 2014. The increase in personnel costs was primarily driven by increased headcount from hiring and the acquisition of [x+1]. The increase in data and hosting costs represents increases in costs to support our rapid growth.
Media costs increased by $53.0 million, or 105%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to our increased sales volume. Media costs represented approximately 43% and 48% of revenue in the years ended December 31, 2013 and 2012, respectively. The decrease in media costs as a percentage of revenue was due to improvements in our AI‑driven platform, which allowed us to more efficiently deliver our solutions.
Other cost of revenue increased by $12.5 million or 134% during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in personnel costs of $3.7 million, an increase in data and inventory validation costs of $3.3 million, an increase in depreciation and amortization of capitalized internal‑use software and other fixed assets of $3.0 million, and an increase in hosting costs of $1.7 million. The increase in personnel costs was primarily driven by increased headcount. The increase in data and hosting costs represents increases in costs to support our rapid growth. The amortization of capitalized internal‑use software was $3.4 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively.

Research and Development

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands, except percentages)
Research and development	$39,794	$17,714	$4,876	125%	263%
Percent of revenue	10%	7%	5%
Headcount (at period end)	196	115	52	70%	121%
Research and development expense increased by $22.1 million, or 125%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to an increase in personnel expense of $13.3 million and, to a lesser extent, to an increase in depreciation and amortization expense of $3.2 million, an increase in allocated costs of $2.7 million and an increase in professional services costs of $1.1 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount from the acquisition of [x+1] and hiring, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts.
Research and development expense increased by $12.8 million, or 263%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in personnel expense of $10.1 million and, to a lesser extent, to an increase in allocated costs of $1.8 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount, which reflects our continued hiring of engineers to maintain our technologies and support our research and development efforts.
 We capitalized internal-use software development costs of $9.4 million, $6.3 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase was due to additional headcount devoted to internal-use software development.
Sales and Marketing

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands, except percentages)
Sales and marketing	$146,430	$83,345	$41,069	76%	103%
Percent of revenue	36%	35%	39%
Headcount (at period end)	594	351	180	69%	95%
Sales and marketing expense increased by $63.1 million, or 76%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to an increase in personnel expense of $39.1 million and, to a lesser extent, an increase in allocated costs, mostly facility costs, of $12.0 million, an increase in travel and related expenses of $6.5 million and an increase in depreciation and amortization expense of $3.4 million. The increase in personnel expense was primarily due to significant expansion of our sales force through normal hiring and the acquisition of [x+1].
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

General and Administrative

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands, except percentages)
General and administrative	$60,545	$28,708	$8,403	111%	242%
Percent of revenue	15%	12%	8%
Headcount (at period end)	172	92	36	87%	156%
General and administrative expense increased by $31.8 million, or 111%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to an increase in personnel expense of $13.5 million and, to a lesser extent, to an increase in professional services of $10.5 million and an increase in allocated costs of $4.2 million. The increase in personnel costs was driven primarily by increased headcount. The increase in professional services was primarily due to acquisition and integration related costs associated with the acquisition of [x+1] of $7.8 million during the year ended December 31, 2014.
General and administrative expense increased by $20.3 million, or 242%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to an increase in personnel expense of $10.8 million and, to a lesser extent, to an increase in professional services of $4.6 million, an increase in allocated costs of $2.3 million and an increase in other miscellaneous expenses of $1.1 million. The increase in personnel costs was driven primarily by increased stock‑based compensation expense and increased headcount. The increase in third‑party professional services was primarily due to increased accounting and legal services.
Other Expense, Net

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
	(in thousands, except percentages)
Interest expense	$(3,092)	$(917)	$(316)	237%	190%
Gain (loss) on foreign currency transactions	(5,259)	(205)	43	2,465%	(577)%
Other income (expense)—net	(8)	(103)	92	(92)%	(212)%
Change in fair value of convertible preferred stock warrant liability	—	(4,740)	(2,308)	(100)%	105%
Total other expense, net	$(8,359)	$(5,965)	$(2,489)	40%	140%
The increase in other expense, net, during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to higher foreign currency transaction losses following the declines in the Canadian dollar, British pound and the Euro against the U.S. dollar during 2014, as well as interest expense related to additional borrowings under our revolving credit facility and term debt and higher capital leases. These increases were partially offset by no expense related to revaluations of convertible preferred stock warrants during 2014, as the warrants were converted to equity in September 2013.
The increase in other expense, net, in 2013 compared to 2012 primarily relates to revaluations of convertible preferred stock warrants and, to a lesser extent, interest expense related to our additional borrowings under our revolving line of credit and term debt. The increase in the value of our convertible preferred stock warrant liability was due to the significant increase in the value of our common stock.
Income Tax (Benefit) Provision
We recorded an income tax benefit of $4.2 million and an income tax provision $0.3 million for the years ended December 31, 2014 and 2013, respectively. The tax benefit for the year ended December 31, 2014 is primarily due to a partial release of valuation allowance against our US deferred tax assets, offset by foreign and state income taxes. The release of the valuation allowance was due to the acquisition of net deferred tax liabilities for temporary differences related to intangible assets as part of the [x+1] acquisition. The tax expense for the year ended December 31, 2013 is primarily due to foreign and state income tax expense.
Quarterly Results of Operations
Quarterly Results of Operations Data
The following tables set forth our quarterly consolidated statements of operations in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2014 and include the revenue and expenses related to [x+1] since the acquisition in September 2014. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$139,504	$102,098	$92,642	$74,397	$85,566	$62,458	$54,369	$38,212
Costs and expenses:
Media costs	62,834	43,006	37,930	29,707	35,925	26,423	24,643	16,646
Other cost of revenue (1)	19,819	11,946	8,993	7,828	8,066	5,454	4,338	4,025
Research and development (1)	12,919	11,200	8,434	7,241	7,127	4,464	3,711	2,412
Sales and marketing (1)	42,461	40,421	33,789	29,759	27,052	21,644	18,419	16,230
General and administrative (1)	18,750	19,320	12,135	10,340	9,037	8,719	5,775	5,177
Total costs and expenses	156,783	125,893	101,281	84,875	87,207	66,704	56,886	44,490
Operating loss	(17,279)	(23,795)	(8,639)	(10,478)	(1,641)	(4,246)	(2,517)	(6,278)
Other expense, net	(3,831)	(3,156)	(939)	(433)	(408)	(2,481)	(1,336)	(1,740)
Loss before income taxes	(21,110)	(26,951)	(9,578)	(10,911)	(2,049)	(6,727)	(3,853)	(8,018)
Income tax (benefit) provision	(614)	(4,120)	181	314	112	133	(14)	54
Net loss	$(20,496)	$(22,831)	$(9,759)	$(11,225)	$(2,161)	$(6,860)	$(3,839)	$(8,072)
Loss per share:
Net loss per share, basic	$(0.49)	$(0.61)	$(0.28)	$(0.33)	$(0.07)	$(0.61)	$(0.46)	$(0.97)
Net loss per share, diluted	$(0.49)	$(0.61)	$(0.28)	$(0.33)	$(0.07)	$(0.61)	$(0.46)	$(0.97)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Other cost of revenue	$948	$282	$276	$252	$260	$93	$91	$27
Research and development	1,462	1,279	1,311	987	1,043	506	368	391
Sales and marketing	2,774	2,683	2,748	2,167	2,010	1,152	808	512
General and administrative	1,461	1,685	1,664	1,551	1,276	902	768	635
	$6,645	$5,929	$5,999	$4,957	$4,589	$2,653	$2,035	$1,565

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(as a percentage of revenue)
Consolidated Statements of Operations Data:*
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Media costs	45	42	41	40	42	42	45	44
Other cost of revenue (1)	14	12	10	11	9	9	8	11
Research and development (1)	9	11	9	10	8	7	7	6
Sales and marketing (1)	30	40	36	40	32	35	34	42
General and administrative (1)	13	19	13	14	11	14	11	14
Total cost and expenses	112	123	109	114	102	107	105	116
Operating loss	(12)	(23)	(9)	(14)	(2)	(7)	(5)	(16)
Other expense, net	(3)	(3)	(1)	(1)	—	(4)	(2)	(5)
Loss before income taxes	(15)	(26)	(10)	(15)	(2)	(11)	(7)	(21)
Income tax (benefit) provision	—	(4)	—	—	—	—	—	—
Net loss	(15)%	(22)%	(11)%	(15)%	(3)%	(11)%	(7)%	(21)%

*	Certain figures may not sum due to rounding.
Quarterly Trends and Seasonality
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside our control. We have experienced rapid growth since our incorporation in March 2008, which has resulted in a substantial increase in our revenue and a corresponding increase in our operating expenses to support our growth. We are continuously working on enhancing our technology and our operational abilities. This rapid growth has also led to uneven overall operating results due to changes in our investment in sales and marketing and research and development from quarter to quarter and increases in employee headcount. Our historical results should not be considered a reliable indicator of our future results of operations.
Our quarterly revenue increased quarter‑over‑quarter for each period presented, except from the three months ended December 31, 2013 to the three months ended March 31, 2014 mainly due to the seasonal nature of our business, with the fourth quarter of each calendar year historically representing the largest percentage of our revenue for the year, and the first quarter of each year representing the smallest percentage. Many advertisers spend the largest portion of their advertising budgets during the fourth quarter, to coincide with the holiday shopping season.
Costs and expenses increased during every quarter presented, which, besides increases in media costs, was due to increased expenses related to the continued expansion of our technical infrastructure, and expenses related to increases in employee headcount.
Liquidity and Capital Resources
As of December 31, 2014, we had cash and cash equivalents of $107.1 million, of which $1.9 million was held by our foreign subsidiaries, $70.0 million in debt obligations under the amended and restated Revolving Credit and Term Loan Agreement (the "2014 Loan Facility") and $17.8 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2014.
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
On December 31, 2014, we entered into the 2014 Loan Facility, with certain lenders, including Comerica Bank, or Comerica, as administrative agent for the lenders, which was last amended on March 13, 2015. The 2014 Loan Facility amended and restated our then-existing Loan and Security Agreement, dated as of April 7, 2010, (as amended, the "2010 Loan Facility"), between us and Comerica. The 2014 Loan Facility provides for a secured $80.0 million three year revolving credit facility, secured by accounts receivable, and a secured $30.0 million five-year term loan. Revolving loans may be advanced under the 2014 Loan Facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million, less the then outstanding principal amount of the term loan.
The 2014 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum EBITDA covenant, maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of December 31, 2014, we were in compliance with all covenants. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
As of December 31, 2014, we had $30.0 million of outstanding term loans, $40.0 million of outstanding revolving loans and issued letters of credit in an amount of $6.0 million under the 2014 Loan Facility. The term loan requires quarterly repayments of $1.5 million beginning in the first quarter of 2015 through the fourth quarter of 2019. In addition, if our outstanding balance under the revolving credit facility falls below the borrowing base defined in the agreement, we may not have access to additional borrowing capacity, and may have to repay amounts under the revolving credit facility from time-to-time.
    On September 5, 2014, we acquired [x+1] for an aggregate purchase price of $98.0 million in cash and 5,253,084 shares of our common stock.
We believe that our existing cash and cash equivalents balance will be sufficient to meet our business requirements for at least the next twelve months. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may also take measures to reduce expenses to offset any shortfall.
There can be no assurances that we will be able to raise additional capital or obtain such waivers or amendments of the 2014 Loan Facility on acceptable terms or at all, and the failure to do so would adversely affect our ability to achieve our business objectives. In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected. See "Risk Factors - Our loan agreement contains operating and financial covenants that restrict our business and financing activities and, in some cases, could result in an immediate requirement to repay our outstanding loans."

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Years ended December 31,
	2014	2013	2012
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(6,314)	$(6,138)	$(18,803)
Cash flows used in investing activities	(155,112)	(19,886)	(8,763)
Cash flows provided by financing activities	154,859	124,849	37,484
Effects of exchange rates on cash	(250)	152	(93)
Increase (decrease) in cash and cash equivalents	$(6,817)	$98,977	$9,825
Operating Activities
Our primary source of cash from operating activities is from collections of receivables from customer billings. Our primary use of cash in operating activities is for the payment to suppliers for media costs. Cash used in operating activities is primarily influenced by the volume of sales to advertisers and advertising agencies representing advertisers, as well as by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Cash used in operating activities has typically been due to net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accrued liabilities.
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 87 and 95 days as of December 31, 2014 and December 31, 2013, respectively. Our contracts with advertising inventory suppliers and exchanges typically are based on industry standard payment terms which are typically shorter than our corresponding payment terms with customers. Typically, we expect that during the second and the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented.
For the year ended December 31, 2014, cash used in operating activities was $6.3 million, resulting from a net loss of $64.3 million, offset by non-cash expenses of $42.7 million, which mainly included depreciation, amortization, stock-based compensation expense and deferred taxes. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth, primarily related to continued investment in our business. The remaining $15.3 million was from the net change in working capital items, most notably an increase in accounts receivable of $25.1 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies, an increase in prepaid and other assets of $9.2 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company, and a decrease in accrued and other liabilities of $1.1 million related to the timing of payments. These amounts were fully offset by an increase in deferred rent of $24.1 million mainly from cash reimbursements by landlords for improvements we made at our new office locations and an increase in accounts payable of $27.0 million due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors.
For the year ended December 31, 2013, cash used in operating activities was $6.1 million, resulting from a net loss of $20.9 million, offset by non‑cash expenses of $24.1 million, which included depreciation, amortization, stock‑based compensation expense, provision for doubtful accounts and change in fair value of warrant liability. These non‑cash expenses increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash of $9.3 million was from the net change in working capital items, most notably an increase in accounts payable and accrued liabilities of $21.0 million and $14.3 million, respectively, related to the timing of payments, compensation and other general expenses, as well as an increase in deferred rent of $3.2 million. These amounts were offset by an increase in accounts receivable of $43.8 million due to an increase in billings for advertising campaigns as well as the delayed timing of payments from domestic and international customers and agencies, and an increase in prepaid and other assets of $5.2 million due to the timing of payments

For the year ended December 31, 2012, cash used in operating activities was $18.8 million, resulting from a net loss of $10.3 million, offset by non‑cash expenses of $9.2 million, which included depreciation, amortization, the change in fair value of preferred stock warrant liability, stock‑based compensation expense, provision for doubtful accounts and bad debt expense. The remaining use of cash of $17.7 million was from the net change in working capital items, most notably an increase in accounts receivable of $31.1 million resulting from our revenue growth and an increase in prepaid expenses and other current assets of $1.1 million primarily related to the timing of payments for rent, insurance premiums and other operating costs. This was partially offset by an increase in accounts payable and accrued liabilities of $9.6 million and $4.4 million, respectively, related to the timing of payments, compensation and other general expenses.
Investing Activities
During the year ended December 31, 2014, investing activities primarily consisted of $97.4 million related to the acquisition of [x+1], $47.9 million of capital expenditures in the form of purchases of property, equipment and software and $7.6 million of capitalized internal-use software. During each of the years ended December 31, 2014, 2013 and 2012, investing activities consisted of purchases of property and equipment, including hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and in the development and enhancement of our software platform.
Financing Activities
During the year ended December 31, 2014, cash provided by financing activities was $154.9 million, consisting primarily of $115.4 million in net proceeds from our follow-on public offering completed on February 5, 2014, and $30.9 million in net borrowings under our Loan Facility, as well as $6.5 million in proceeds from the issuance of common stock under the employee stock purchase plan and $3.7 million in proceeds from the exercise of stock options.
During the year ended December 31, 2013, cash provided by financing activities was $124.8 million, consisting primarily of $103.6 million in net proceeds from our initial public offering completed on September 25, 2013 and $19.8 million in net borrowings under our line of credit, as well as $1.3 million in proceeds from the exercise of stock options.
During the year ended December 31, 2012, cash provided by financing activities amounted to $37.5 million, consisting of $34.4 million in net proceeds from the issuance of our Series C‑1 convertible preferred stock, $9.0 million in borrowings under our line of credit, and $0.5 million in proceeds from the exercise of stock options. This was partially offset by $6.4 million in cash used to repay debt.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of December 31, 2014 or December 31, 2013 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of December 31, 2014, our principal commitments consisted of obligations under the 2014 Loan Facility that were scheduled to mature at various dates through November 2019 and operating leases for our offices, as well as capital lease agreements for computer hardware and software.

The following table summarizes our future minimum payments under these arrangements as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$142,976	$18,283	$40,195	$39,616	$44,882
Capital lease obligations	17,823	5,482	10,339	2,002	—
Term debt (1)	30,000	6,000	12,000	12,000	—
Revolving credit facility (2)	40,000	—	40,000	—	—
Total minimum payments	$230,799	$29,765	$102,534	$53,618	$44,882

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.50% to 4.00%, which was equal to 3.67%, as of December 31, 2014, and is scheduled to mature in December 2019.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to 2.79%, as of December 31, 2014, and has a final maturity date in December 2017.

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
We believe that the assumptions and estimates associated with revenue recognition, allowances for doubtful accounts and returns, internal-use software development costs, income taxes, stock-based compensation expense and impairment of goodwill, and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been provided, customer fees are fixed or determinable, and collection is reasonably assured.
Demand Side Platform—To date, the we have generated most of our revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video. This aspect of our business is referred to as a demand side platform, or “DSP.” These arrangements are typically with advertising agencies on behalf of their advertising clients and are generally evidenced by a fully-executed insertion order (“IO”) and are generally cancellable by the customer as to any unfulfilled portion without penalty. Generally, IOs describe the campaign objectives, state the number and type of advertising impressions to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
Customers are typically billed on a monthly basis for each campaign for impressions delivered during the prior month. We determine collectability by performing ongoing credit evaluations and monitoring our customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third parties, we perform a credit check with an independent credit agency and may check credit references to determine creditworthiness. We only recognize revenue when collection is reasonably assured.

The determination of whether revenue from DSP arrangements should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, we have concluded that we act as a principal with respect to these arrangements because (a) we are the primary obligor and are responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, (iii) selecting the media to fulfill the insertion order, and (iv) performing all billing and collection activities, including retaining credit risk, and (b) we have the risk of fluctuating costs from our media vendors relative to fixed pricing negotiated with our customers and have discretion in selecting media vendors when fulfilling a customer’s campaign. Based on this conclusion, we report revenue earned and costs incurred with respect to our full-service DSP on a gross basis.
In addition to delivering internet advertising through a full-service DSP, we license a self-service version of our DSP. Based on the accounting guidance for principal-agent considerations, we have concluded that we acts as an agent with respect to these arrangements because (i) we are not the primary obligor, (ii) we do not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, (iii) the media spend of the campaign is determined by the customer through the real-time bidding process, and (iv) the amount earned by us is based on a percentage of the media spend of the customer’s campaign. Based on this conclusion, we report revenue earned and costs incurred with respect to our self-service DSP on a net basis.
On occasion, we have offered customer incentive programs that provide rebates after achieving a specified level of advertising spending. We record reductions to revenue for estimated commitments related to these customer incentive programs. For transactions involving incentives, we recognize revenue net of the estimated amount to be paid by rebate, provided that the rebate amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. Our policy requires that, if rebates cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the rebate program lapses.
Data Management Platform—We license the right to access our data management platform ("DMP") to agencies and advertisers for their own use since the acquisition of [x+1]. These arrangements typically run over a period of one year or more and do not provide the customer with the right or ability to take possession of the platform. Revenue from license agreements is recognized ratably over the license term and was not material in the twelve months ended December 31, 2014.
We also provide professional services such as implementation, support and training for our platform. Revenue is deferred until the services are completed and then recognized ratably over the term of the agreement.
Multiple-Element Arrangements—We enter into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time during the campaign period, or within close proximity of one another. We allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. To date, we are unable to establish VSOE or selling price based on TPE for any of our advertising offerings. When we are unable to establish selling price using VSOE or TPE, we use BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the services were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors, including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. In particular, we review multiple data points to determine BESP, including price lists used by our sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from our sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with our underlying market strategy and stratified based on specific consideration of channel, geography, industry and size, as deemed necessary. We regularly review BESP.
With some customers, we enter into arrangements for both DMP and DSP services at the same time, or within close proximity of one another. In such circumstances, each element is accounted for as a separate unit of accounting because the following criteria are met: the delivered services have value to the customer on a standalone basis as the services are sold separately; the arrangement does not provide the right to return any of the delivered services and performance of the undelivered services is considered probable and is substantially controlled by us.
We recognize the relative fair value of advertising services as they are delivered, assuming all other revenue recognition criteria are met. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.

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
Internal‑Use Software Development Costs
We capitalize certain costs related to software developed for internal use, primarily associated with the ongoing development and enhancement of our advertising platform. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are amortized on a straight‑line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are also capitalized.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a valuation allowance to offset domestic net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carry‑forwards and other deferred tax assets. Our valuation allowance is attributable to the uncertainty of realizing future tax benefits from U.S. net operating losses, foreign timing differences and other deferred tax assets.
As of December 31, 2014, we had U.S. federal net operating loss carry forwards of $55.3 million, which expire beginning in 2020 and state net operating loss carry‑forwards of $5.2 million, expiring beginning in 2020. As of December 31, 2014, we had federal research and development tax credits of $3.5 million, which expire beginning in 2020 and state research and development tax credits of $2.7 million, which carry forward indefinitely.
Stock‑based Compensation
We account for stock‑based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock‑based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.
We use the Black‑Scholes option‑pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option‑pricing model is affected by a number of other complex and subjective variables including expected stock price volatility over the expected term of the options and stock option exercise and cancellation behaviors, which are estimated as follows:

Expected term. The expected term was estimated using the simplified method allowed under the applicable guidance of the Securities and Exchange Commission.
Volatility. As we do not have significant trading history for our common stock, the expected stock price volatility for our common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the digital advertising industry similar in size, stage of life cycle and financial leverage and were the same as the comparable companies used in our pre‑IPO common stock valuation analysis. We do not rely on implied volatilities of traded stock options in comparable companies’ common stock because the volume of activity is relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
Impairment of Goodwill, Intangible Assets and Long-Lived Assets
Our goodwill and intangible assets result from our business acquisition of [x+1]. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We perform our annual impairment test towards the end of the fiscal year on December 1. We periodically evaluate our business and have determined that we continue to operate in one segment, which we consider our sole reporting unit. As we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level. To assess if goodwill is impaired, we perform a quantitative impairment test in a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we review the carrying amount of our reporting unit at enterprise level compared to the "fair value" of the enterprise based on quoted market prices of our common stock. An excess carrying value to fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would compare the "implied fair value" of the goodwill. There has been no impairment of goodwill during the year ended December 31, 2014, as our reporting unit's fair value was substantially in excess of the carrying value based on the annual goodwill impairment test. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill.
Recently Issued and Adopted Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, primarily interest rate and foreign currency exchange risks.
Interest Rate Fluctuation Risk
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our cash and cash equivalents consist of cash, deposits and money market funds which, due to their relatively short maturity, are relatively insensitive to interest rate changes.
Our borrowings under our credit facility are subject to variable interest rates and thus expose us to interest rate fluctuations depending on the extent to which we utilize the credit facility. If market interest rates materially increase, our results of operations could be adversely affected. A hypothetical increase in market interest rates of 100 basis points would result in an increase in our interest expense of $0.1 million per year for every $10.0 million of outstanding debt under the credit facility.
Our borrowings under capital lease obligations are at fixed interest rates, and therefore do not expose us to additional interest rate fluctuation risk.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, the British Pound and the Euro. While a portion of our sales are denominated in these foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating loss and net loss to be impacted by fluctuations in the exchange rates. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ROCKET FUEL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rocket Fuel Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheets of Rocket Fuel Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 16, 2015

Rocket Fuel Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$107,056	$113,873
Accounts receivable, net	135,400	90,502
Deferred tax assets	1,716	207
Prepaid expenses	3,698	2,164
Other current assets	12,531	3,962
Total current assets	260,401	210,708
Property, equipment and software, net	89,441	25,794
Restricted cash	2,915	—
Intangible assets	69,299	—
Goodwill	115,412	—
Other assets	1,797	1,006
Total assets	$539,265	$237,508
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$76,085	$39,910
Accrued and other current liabilities	33,258	21,584
Deferred revenue	593	918
Current portion of capital leases	5,482	203
Current portion of debt	45,705	7,243
Total current liabilities	161,123	69,858
Long-term debt—Less current portion	23,335	19,568
Capital leases—Less current portion	12,341	412
Deferred rent—Less current portion	26,818	3,909
Deferred tax liabilities	2,068	207
Other liabilities	814	387
Total liabilities	226,499	94,341
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value— 1,000,000,000 authorized as of December 31, 2014 and 2013, respectively; 42,002,533 and 32,825,992 issued and outstanding as of December 31, 2014 and 2013, respectively	42	33
Additional paid-in capital	421,630	187,624
Accumulated other comprehensive loss	(120)	(15)
Accumulated deficit	(108,786)	(44,475)
Total stockholders’ equity	312,766	143,167
Total liabilities and stockholders’ equity	$539,265	$237,508
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)

	Years ended December 31,
	2014	2013	2012

Revenue	$408,641	$240,605	$106,589
Costs and expenses:
Media costs	173,477	103,637	50,669
Other cost of revenue	48,586	21,883	9,342
Research and development	39,794	17,714	4,876
Sales and marketing	146,430	83,345	41,069
General and administrative	60,545	28,708	8,403
Total costs and expenses	468,832	255,287	114,359
Operating loss	(60,191)	(14,682)	(7,770)
Other expense, net:
Interest expense	(3,092)	(917)	(316)
Other income (expense)—net	(5,267)	(308)	135
Change in fair value of convertible preferred stock warrant liability	—	(4,740)	(2,308)
Other expense, net	(8,359)	(5,965)	(2,489)
Loss before income taxes	(68,550)	(20,647)	(10,259)
Income tax (benefit) provision	(4,239)	285	84
Net loss	$(64,311)	$(20,932)	$(10,343)
Basic and diluted net loss per share attributable to common stockholders	$(1.74)	$(1.38)	$(1.29)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	37,001	15,177	8,024

See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2014	2013	2012

Net loss	$(64,311)	$(20,932)	$(10,343)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(105)	69	(77)
Comprehensive loss	$(64,416)	$(20,863)	$(10,420)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2011	16,546,257	$26,224	7,927,771	$7	$364	$(7)	$(13,200)	$13,388
Issuance of Series C-1 convertible preferred stock at $11.764 per share, net of issuance costs of $107	2,932,675	34,393	—	—	—	—	—	34,393
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	738,699	1	180	—	—	181
Issuance of restricted common stock	—	—	13,571	—	33	—	—	33
Stock-based compensation	—	—	—	—	3,288	—	—	3,288
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(10,343)	(10,343)
Balance—December 31, 2012	19,478,932	60,617	8,680,041	8	3,865	(84)	(23,543)	40,863
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	400,489	1	636	—	—	637
Conversion of convertible preferred stock to common stock	(19,478,932)	(60,617)	19,478,932	19	60,598	—	—	—
Conversion of convertible preferred stock warrants to common stock	—	—	266,530	1	7,579	—	—	7,580
Issuance of common stock from initial public offering, net of issuance costs	—	—	4,000,000	4	103,303	—	—	103,307
Stock-based compensation	—	—	—	—	11,643	—	—	11,643
Foreign currency translation adjustment	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(20,932)	(20,932)
Balance—December 31, 2013	—	—	32,825,992	33	187,624	(15)	(44,475)	143,167
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	1,473,565	2	4,543	—	—	4,545
Issuance of common stock upon vesting of restricted stock units	—	—	118,147	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	—	—	(38,242)	—	(567)	—	—	(567)
Issuance of common stock in connection with acquisition	—	—	5,253,084	5	82,416	—	—	82,421
Issuance of common stock from follow-on offering, net of issuance costs	—	—	2,000,000	2	115,401	—	—	115,403
Issuance of common stock in connection with employee stock purchase plan	—	—	369,987	—	6,454	—	—	6,454
Stock-based compensation	—	—	—	—	25,481	—	—	25,481
Foreign currency translation adjustment	—	—	—	—	—	(105)	—	(105)
Tax benefit from stock-based award activity	—	—	—	—	278	—	—	278
Net loss	—	—	—	—	—	—	(64,311)	(64,311)
Balance—December 31, 2014	—	$—	42,002,533	$42	$421,630	$(120)	$(108,786)	$312,766
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2014	2013	2012

OPERATING ACTIVITIES:
Net loss	$(64,311)	$(20,932)	$(10,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,670	7,855	3,600
Stock-based compensation	23,838	10,921	3,288
Deferred taxes	(5,418)	—	—
Excess tax benefit from stock-based activity	(278)	—	—
Other non-cash adjustments, net	871	1,016	389
Change in fair value of preferred stock warrant liability	—	4,740	2,308
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(25,134)	(43,803)	(31,129)
Prepaid expenses and other assets	(9,153)	(5,182)	(1,140)
Accounts payable	26,952	21,009	9,612
Accrued and other liabilities	(1,085)	14,317	4,066
Deferred rent	24,068	3,189	359
Deferred revenue	(334)	732	187
Net cash used in operating activities	(6,314)	(6,138)	(18,803)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(47,865)	(14,294)	(4,089)
Business acquisition, net	(97,444)	—	—
Capitalized internal-use software development costs	(7,600)	(5,592)	(4,674)
Changes in restricted cash	(2,203)	—	—
Net cash used in investing activities	(155,112)	(19,886)	(8,763)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial and follow-on public offering, net of underwriting discounts, commission and issuance costs	115,403	103,612	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	—	34,393
Proceeds from exercise of common stock options and common stock warrants	3,725	1,400	512
Excess tax benefit from stock-based activity	278	—	—
Proceeds from issuance of common stock from employee stock purchase plan	6,454	—	—
Tax withholdings related to net share settlements of restricted stock units	(567)	—	—
Repayment of capital lease obligations	(1,335)	—	—
Proceeds from debt facilities, net of debt issuance costs	44,479	46,804	9,000
Repayment of debt facilities	(13,578)	(26,967)	(6,421)
Net cash provided by financing activities	154,859	124,849	37,484

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(250)	152	(93)
CHANGE IN CASH AND CASH EQUIVALENTS	(6,817)	98,977	9,825
CASH AND CASH EQUIVALENTS—Beginning of period	113,873	14,896	5,071
CASH AND CASH EQUIVALENTS—End of period	$107,056	$113,873	$14,896

	Years ended December 31,
	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,035	$492	$—
Cash paid for interest	2,840	835	286
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$2,077	$2,349	$882
Offering costs recorded in accrued liabilities	—	413	15
Property, plant and equipment acquired under capital lease obligations	18,619	615	—
Vesting of early exercised options	742	416	125
Stock-based compensation capitalized in internal-use software costs	1,643	722	—
Issuance of common stock in connection with acquisition	82,421	—	—
Conversion of convertible preferred stock to common stock	—	60,617	—
Conversion of preferred stock warrants to common stock	—	7,481	—
See Accompanying Notes to Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of artificial-intelligence digital advertising solutions headquartered in Redwood City, California, and has offices in various cities across the United States. The Company established a wholly-owned subsidiary in the United Kingdom in 2011, in Canada in 2013, and in Brazil in 2014. The United Kingdom subsidiary has offices throughout Europe and in Australia and established a wholly-owned subsidiary in Germany in 2013.
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
Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts, the amount of software development costs which should be capitalized, future taxable income, the useful lives of long-lived and intangible assets and the assumptions used for purposes of determining stock-based compensation. Actual results could differ from those estimates.
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
Fair Value of Financial Instruments—The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, term debt and revolving credit facilities. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the capital leases, term debt and revolving credit facilities approximates its recorded amount as of December 31, 2014 as the interest rates on the term debt and revolving credit facilities are variable and the rates for each are based on market interest rates after consideration of default and credit risk (using level 2 inputs).
Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.

Restricted Cash—Restricted cash as of December 31, 2014 consists of cash required to be deposited with financial institutions for security deposits for some of the Company's office lease agreements.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2014, two agency holding companies and no single advertiser accounted for 10% of more of accounts receivable. As of December 31, 2013, no single agency holding company or advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the years ended December 31, 2014, 2013 and 2012, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the years ended December 31, 2014 and 2013 and three agency holding companies would have been associated with 10% or more of revenue during the year ended December 31, 2012.
Provision for Doubtful Accounts and Sales Reserves—The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the credit-worthiness of each customer. The Company also estimates sales returns and allowances in the same period the related revenue is recorded. These estimates are based on an analysis of credits issued for billing corrections. If circumstances change, such as higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations, the Company’s estimate of these provisions could change by a material amount.
The following is a summary of activities in allowance for doubtful accounts and sales reserves for the fiscal years indicated (in thousands):

Years ended December 31,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expense	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2014	$1,752	$796	$523	$(860)	$2,211
2013	1,003	160	569	20	1,752
2012	442	365	285	(89)	1,003
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
Construction in progress primarily includes costs related to the leasehold improvements. Interest capitalized during the periods presented was not material.
Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Depreciation and amortization periods for the Company’s property and equipment are as follows:

Asset Classification	Estimated Useful Life
Capitalized internal-use software costs	2–3 years
Computer hardware and software	2–3 years
Furniture and fixtures	5 years
Internal-Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $9.4 million, $6.3 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. These capitalized amounts are included in property, equipment and software—net on the consolidated balance sheets. Amortization commences when the website or software for internal use is ready for its intended use and the amortization period is the estimated useful life of the related asset.
Impairment of Long-lived Assets—The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with an asset are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. No impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012.
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
In the impairment assessment of its goodwill, the Company performs a two step impairment test, which involves assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There has been no impairment of goodwill during the year ended December 31, 2014, as the Company's reporting unit's fair value was substantially in excess of the carrying value based on the annual goodwill impairment test.
Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been provided, customer fees are fixed or determinable, and collection is reasonably assured.
Demand Side Platform—To date, the Company has generated most of its revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video. This aspect of its business is referred to as a demand side platform, or “DSP.” These arrangements are typically with advertising agencies on behalf of their advertiser clients and are generally evidenced by a fully-executed insertion order (“IO”) and are generally cancellable by the customer as to any unfulfilled portion without penalty. Generally, IOs describe the campaign objectives, state the number and type of advertising impressions to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
Customers are typically billed on a monthly basis for each campaign for impressions delivered during the prior month. The Company determines collectability by performing ongoing credit evaluations and monitoring its customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when collection is reasonably assured.
The determination of whether revenue from DSP arrangements should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, the Company has concluded that it acts as a principal with respect to these arrangements because (a) the Company is the primary obligor and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, (iii) selecting the media to fulfill the insertion order, and (iv) performing all billing and collection activities including retaining credit risk, and (b) the Company has the risk of fluctuating costs from its media vendors relative to fixed pricing negotiated with its customers and has discretion in selecting media vendors when fulfilling a customer’s campaign. Based on this conclusion, the Company reports revenue earned and costs incurred with respect to its full-service DSP on a gross basis.
In addition to delivering internet advertising through its full-service DSP, the Company licenses a self-service version of its DSP Based on the accounting guidance for principal-agent considerations, the Company has concluded that it acts as an agent with respect to these arrangements because (i) the Company is not the primary obligor, (ii) the Company does not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, (iii) the media spend of the campaign is determined by the customer through the real-time bidding process, and (iv) the amount earned by the Company is based on a percentage of the media spend of the customer’s campaign. Based on this conclusion, the Company reports revenue earned and costs incurred with respect to its self-service DSP on a net basis.
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
Data Management Platform—The Company licenses the right to access its data management platform ("DMP") to agencies and advertisers for their own use since its acquisition of [x+1]. These arrangements typically run over a period of one year or more and do not provide the customer with the right or ability to take possession of the platform. Revenue from license agreements is recognized ratably over the license term and was not material in the twelve months ended December 31, 2014.
The Company also provides professional services such as implementation, support and training for its platform. Revenue is deferred until the services are completed and then recognized ratably over the term of the agreement.

Multiple-Element Arrangements—The Company enters into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time during the campaign period, or within close proximity of one another. The Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. To date, the Company has not been able to establish VSOE or selling price based on TPE for any of its advertising offerings.    When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors, including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. In particular, the Company reviews multiple data points to determine BESP, including price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with the Company’s underlying market strategy and stratified based on specific consideration of channel, geography, industry and size, as deemed necessary. The Company regularly reviews BESP.
With some customers, the Company enters into arrangements for both DMP and DSP services at the same time, or within close proximity of one another. In such circumstances, each element is accounted for as a separate unit of accounting because the following criteria are met: the delivered services have value to the customer on a standalone basis as the services are sold separately; the arrangement does not provide the right to return any of the delivered services and performance of the undelivered services is considered probable and is substantially controlled by the Company.
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
Media costs—Media costs consists primarily of cost for advertising impressions purchased from real-time advertising exchanges and other third parties.
Other cost of revenue—Other cost of revenue consists primarily of third-party data center costs and the salaries and related costs of the Company’s operations group. This group sets up, initiates and monitors the Company’s advertising campaigns. In addition, amortization of acquired developed technology, depreciation of the data center equipment, rental payments to third-party vendors for data centers and amortization of capitalized internal-use software are included in other cost of revenue.
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
Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, amortization of acquired intangible assets, certain advertising costs, travel, trade shows and marketing materials. Allocated costs include charges for facilities, office expenses, telephones, and other miscellaneous expenses. The Company incurred advertising costs of $6.0 million, $3.6 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Preferred Stock Warrant Liability—Free standing warrants related to shares that are redeemable or contingently redeemable were classified as a liability on the Company’s consolidated balance sheet. The fully-vested convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other expense, net. As completion of the Company’s initial public offering constituted a liquidation event, the convertible preferred stock warrants were converted into common stock or warrants to purchase common stock, and the liability was reclassified to additional paid-in capital in the third quarter of 2013.
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
The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1
Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. For securities, the valuations are based on quoted prices of the security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2014 and 2013, the Company used Level 1 assumptions for its money market funds.

Level 2
Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2014 and 2013, the Company did not have any Level 2 financial assets or liabilities.

Level 3
Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2014 and 2013, the Company did not have any Level 3 financial assets or liabilities.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2014 and 2013, by level within the fair value hierarchy (in thousands):

December 31, 2014	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$22,904	$22,904	$—	$—

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$2,900	$2,900	$—	$—

NOTE 3.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of December 31, 2014 and 2013, consisted of the following (in thousands):

	December 31,
	2014	2013
Capitalized internal-use software costs	$23,385	$14,030
Computer hardware and software	46,299	17,077
Furniture and fixtures	11,674	1,735
Leasehold improvements	36,811	815
Construction in progress	—	3,622
Total	118,169	37,279
Accumulated depreciation and amortization	(28,728)	(11,485)
Total property, equipment and software, net	$89,441	$25,794
Total depreciation and amortization expense, excluding amortization of internal-use software costs, was $13.1 million, $4.5 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense of internal-use software costs was $5.2 million, $3.4 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Refer to Note 7 for details of the Company's capital leases as of December 31, 2014 and 2013.

NOTE 4.	BUSINESS COMBINATIONS
On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owns X Plus One Solutions, Inc, known in the industry as [x+1] ("[x+1]"). The acquisition of [x+1] significantly expands the market opportunity and accelerates the Company’s entry into the digital marketing enterprise software-as-a-service ("SaaS")

market. At closing, all outstanding shares of [x+1]'s capital stock and stock options were canceled in exchange for an aggregate of $98.0 million in cash and 5,253,084 shares of the Company’s common stock. The total preliminary purchase consideration is as follows (in thousands):

Purchase consideration:
Cash	$98,045
Fair value of 5,253,084 shares common stock transferred	82,421
Total preliminary purchase price	$180,466
 The acquisition of [x+1] was accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer. The Company expensed the acquisition-related transaction costs in the amount of $4.9 million in general and administrative expenses. The total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price was allocated using the information currently available for asset acquired and liabilities assumed and may be revised when these estimates change (in thousands):

Current assets	$32,005
Non-current assets	3,999
Current liabilities	(28,893)
Non-current liabilities	(16,216)
Net acquired tangible assets	(9,105)
Identifiable intangible assets	74,700
Goodwill	114,871
Total preliminary purchase price	$180,466
The goodwill is primarily attributable to synergies expected to be generated from combining the Company's and [x+1]’s technology and operations. None of the goodwill recorded as part of the acquisition will be deductible for U.S. federal income tax purposes.
The changes in the carrying amount of goodwill for the year ended December 31, 2014 is as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$—
Goodwill acquired	114,871
Goodwill adjustments (1)	541
Balance as of December 31, 2014	$115,412

(1) Pursuant to business combinations accounting guidance, goodwill adjustments, for the effect of changes to net assets acquired during the measurement period, may be recorded up to one year from the date of an acquisition. Goodwill adjustments were not significant to our previously reported operating results or financial position.
The preliminary estimated useful life and fair values of the identifiable intangible assets as of December 31, 2014 were as follows (in thousands):

			As of December 31, 2014
	Estimated Useful Life (in years)	Preliminary Fair Value (in thousands)	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(3,703)	$38,397
Customer relationships	7-8	27,700	(1,107)	26,593
Trademarks	5	2,000	(128)	1,872
Non-compete agreements	2	2,900	(463)	2,437
Total		$74,700	(5,401)	69,299
Amortization expense of intangible assets for the year ended December 31, 2014 was 5.4 million. The expected annual amortization expense of intangible assets as of December 31, 2014 is presented below (in thousands):

Year ending December 31,	Amortization
2015	$16,908
2016	16,445
2017	14,095
2018	8,851
2019	3,738
Thereafter	9,262
Total	$69,299
The results of operations of [x+1] have been included in the Company's consolidated statements of operations from the acquisition date. The following unaudited pro forma condensed combined financial information reflects the Company's condensed results of operations for the periods indicated and assumes that the business had been acquired at the beginning of fiscal year 2013 and includes pro forma adjustments. Direct and incremental transaction costs are excluded from the year ended December 31, 2014 and included in the year ended December 31, 2013. The pro forma results also include amortization associated with the acquired intangible assets and the associated tax impact on these unaudited pro forma adjustments. The tax benefit of $4.2 million that resulted from the acquisition is recorded in the year ended December 31, 2013. The pro forma results are presented for informational purposes only and are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results (in thousands):

	Years ended December 31,
	2014	2013
Pro forma revenue	$468,881	$310,469
Pro forma net loss	$(78,312)	$(50,666)

NOTE 5.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Payroll and benefit related expenses	$16,379	$15,476
Other accrued expenses	16,879	6,108
Total accrued and other current liabilities	$33,258	$21,584

NOTE 6.	CAPITAL LEASES
Property and equipment at December 31, 2014 and 2013 included $19.2 million and $0.6 million, respectively, acquired under capital lease agreements of which the majority consists of computer hardware.
The remaining future minimum lease payments under these non-cancelable capital leases as of December 31, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2015	$6,354
2016	6,412
2017	4,726
2018	2,016
2019	57
Thereafter	—
Total minimum lease payments	$19,565
Less: amount representing interest and taxes	(1,742)
Less: current portion of minimum lease payments	(5,482)
Capital lease obligations, net of current portion	$12,341

NOTE 7.	OTHER INCOME (EXPENSE)—NET
Other income (expense)—net for the years ended December 31, 2014, 2013 and 2012, consisted of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Gain (loss) on foreign currency transactions	$(5,259)	$(205)	$43
Other non-operating income (loss), net	(8)	(103)	92
Total other income (expense)—net	$(5,267)	$(308)	$135

NOTE 8.	DEBT
Loan Facility—On December 31, 2014, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders, the ("2014 Loan Facility"), which was last amended on March 13, 2015. The 2014 Loan Facility amended and restated the Company's then-existing Loan and Security Agreement, dated as of April 7, 2010, (as amended, the "2010 Loan Facility"). The 2014 Loan Facility provides for an $80.0 million revolving credit facility which matures on December 31, 2017, with a $12.0 million letter of credit subfacility and a $2.5 million swingline subfacility, and a $30.0 million secured term loan that matures on December 31, 2019. Revolving loans may be advanced under the 2014 Loan Facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million, less the then outstanding principal amount of the term loan. If at any time the aggregate amounts outstanding exceed the allowable maximum advance , then the Company must make a repayment in an amount sufficient to eliminate the excess.
If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. The Company is also obligated to prepay the term loan with proceeds from the occurrence of certain events. The Company may repay revolving loans and term loans under the 2014 Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.
As of December 31, 2014, $30.0 million in term loans, $40.0 million under the revolving credit facility and letters of credit in the amount of $6.0 million were outstanding. The term loan will be repaid in quarterly principal installments of $1.5 million. The Company paid customary closing fees and pays customary commitment fees and letter of credit fees.

Revolving loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the 2014 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.625% to 3.125%. Term loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 3.50% to 4.00%. In each case, the spread is based on the cash reflected on the Company’s balance sheet for the preceding fiscal quarter, plus an amount equal to the average unused portion of the revolving credit commitments during such fiscal quarter. The base rate is determined as the highest of (i) the prime rate announced by Comerica Bank, (ii) the federal funds rate plus a margin equal to 1.00% and (iii) the daily adjusted LIBOR rate plus a margin equal to 1.00%. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2014 Loan Facility.
The Company is required to maintain a minimum of $30.0 million of cash on deposit with the lenders and comply with certain financial covenants under the 2014 Loan Facility, including the following:
EBITDA. The Company is required to maintain specified EBITDA , which is defined for this purpose, with respect to any trailing twelve month period, as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (ii) depreciation and amortization; income tax expense; total interest expense; non-cash expenses or losses; stock-based compensation expense; costs and expenses from permitted acquisitions up to certain limits; costs and expenses in connection with the 2014 Loan Facility up to certain limits; certain legal fees up to certain limits incurred through December 2015; integration costs related to the [x+1] acquisition up to certain limits incurred through December 31, 2014 and any other expenses agreed with Comerica and the lenders; less (iii) all extraordinary and non-recurring revenues and gains (including income tax benefits).
Liquidity ratio. Under the Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and certain other domestic financial institutions and the aggregate amount of all eligible accounts receivable to (ii) all indebtedness owing to the lenders under the 2014 Loan Facility must be at least 1.10 to 1.00.
The terms of the 2014 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of December 31, 2014, the Company was in compliance with all covenants.
Future Payments
Future principal payments of long-term debt as of December 31, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2015	$6,000
2016	6,000
2017	6,000
2018	6,000
2019	6,000
Total	30,000
Less: current portion of long-term debt	(6,000)
Long-term debt, net of current portion	$24,000
As of December 31, 2014, the $40.0 million balance outstanding under the revolving credit facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying consolidated balance sheet. The debt on the consolidated balance sheet are shown net of $1.0 million in debt issuance costs.
Debt of $11.1 million that was assumed with the acquisition of [x+1] on September 5, 2014 was paid in full immediately following the closing of the merger in September 2014.

NOTE 9.	STOCKHOLDERS’ EQUITY
In February 2014, the Company completed an underwritten follow-on public offering of its common stock in which 2,000,000 shares of common stock were sold by the Company and 3,000,000 shares of common stock were sold by selling stockholders. The public offering price of the shares sold in the offering was $61.00 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total gross proceeds from the offering to the Company were $122.0 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled $115.4 million.
On September 5, 2014, the Company acquired X Plus Two, which wholly owns [x+1], for 5,253,084 shares of the Company’s common stock and $98.0 million in cash.
As of December 31, 2014 and 2013, 1,000,000,000 shares of common stock with $0.001 par value was authorized, of which 42,002,533 and 32,825,992 shares were issued and outstanding as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, 100,000,000 shares of undesignated preferred stock were authorized, of which no shares were issued or outstanding.
Reserved Shares of Common Stock—The Company’s shares of capital stock reserved for issuance under the Company's equity incentive plans as of December 31, 2014 were as follows:

December 31, 2014
Options outstanding	6,290,519
Restricted stock awards and units outstanding	2,507,523
Available for future stock option and restricted stock unit grants	3,688,676
Available for future employee stock purchase plan purchases	1,286,532
Total shares reserved	13,773,250
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
Under the terms of the 2008 Plan, certain employees received the right to exercise unvested options. Upon termination of service, an employee’s unvested shares may be repurchased by the Company at the original purchase price. As of December 31, 2014 and 2013, 98,787 and 315,579 unvested shares, respectively, were subject to repurchase. During the years ended December 31, 2014 and 2013, the Company repurchased 25,625 and 5,834 shares of unvested stock, respectively.
2013 Equity Incentive Plan—Since its initial public offering in September 2013, the Company has made equity grants pursuant to its 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.
A total of 5,000,000 shares of common stock were reserved for issuance upon initial adoption of the 2013 Plan. In addition, the shares to be reserved for issuance under the 2013 Plan will also include shares subject to stock options or similar awards granted under the 2008 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan that are forfeited to or repurchased by the Company, provided that the maximum number of shares that may be added to the 2013 Plan pursuant to this provision is 7,900,000 shares.
The number of shares available for issuance under the 2013 Plan also includes an annual increase on the first day of each fiscal year equal to the least of (i) 4,000,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2014 and 2015, 1,641,299 and 2,100,126 shares, respectively, were added to the shares reserved for issuance under the 2013 Plan according to the terms described above.
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
The following tables summarize option award activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2013	7,410,588	$6.97	8.5	$404,106
Options granted (weighted average fair value of $17.73 per share)	892,908	32.43
Options exercised	(1,499,190)	2.53
Options forfeited	(513,787)	12.59
Balance at December 31, 2014	6,290,519	$11.18	7.8	$46,926

Options vested and expected to vest—December 31, 2014	5,975,101	$10.82	7.8	$45,768
Options vested and exercisable—December 31, 2014	3,249,674	$6.59	7.3	$31,934
Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $38.1 million, $11.9 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, 2013 and 2012, unamortized stock-based compensation expense related to unvested common stock options was $25.4 million, $21.7 million and $12.5 million, respectively. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.3 years.
Restricted Stock Units ("RSUs") and Restricted Stock Awards ("RSAs")—A summary of RSU and RSA activity for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	382,402	$55.86
Granted	2,382,180	20.40
Vested and issued	(110,359)	51.29
Canceled	(138,912)	42.70
Unvested at December 31, 2014	2,515,311	$23.20
The total intrinsic value of RSUs and RSAs vested and issued during the year ended December 31, 2014 was approximately $2.3 million.

At December 31, 2014, unrecognized compensation expense related to the RSUs and RSAs was $43.8 million. The unrecognized compensation expense will be amortized on a straight-line basis through 2019. The total fair value of RSUs and RSAs vested and issued during the year ended December 31, 2014 was $2.3 million.
Employee Stock Purchase Plan—In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the Company's initial public offering, the first offering period started on October 1, 2013 and ended on May 31, 2014. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2014, total compensation costs related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before May 31, 2015, were approximately $1.6 million, which will be recognized over the offering period.
Employee Stock-based Compensation—The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach with the weighted-average assumptions set forth below. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method. Due to the lack of historical exercise activity for the Company, the simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Volatility is estimated using comparable public company volatility for similar option terms until a sufficient amount of historical information regarding the volatility of the Company's share price becomes available. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term. As the Company has never paid cash dividends, and at present, has no intention to pay cash dividends in the future, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience. The fair value of restricted stock unit awards is the grant date closing price of the Company's common stock.
The Company uses the straight-line method for expense recognition over the vesting period of the award or option.
The assumptions used to value options granted to employees were as follows:

Years ended December 31,
	2014	2013	2012

Expected term (years)	5.5–6.3	5.3–6.6	5.3–7.3
Volatility	55.6%–59.5%	53.8%–64.9%	61.2%–63.4%
Risk-free interest rate	1.84%–1.97%	1.04%–1.88%	0.70%–1.21%
Dividend yield	—	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Years ended December 31,
	2014	2013
Expected term (years)	0.5–0.7	0.7
Volatility	66.2%–77.4%	66.2%
Risk-free interest rate	0.06%–0.08%	0.07%
Dividend yield	—	—
Equity compensation allocation

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Years ended December 31,
	2014	2013	2012
Other cost of revenue	$1,758	$471	$37
Research and development	5,039	2,308	734
Sales and marketing	10,372	4,482	1,100
General and administrative	6,361	3,581	1,450
Total	$23,530	$10,842	$3,321

NOTE 10.	NET LOSS PER SHARE
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
Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company had net losses for the years ended December 31, 2014, 2013 and 2012, all potential shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Years ended December 31,
	2014	2013	2012
Net loss	$(64,311)	$(20,932)	$(10,343)
Weighted-average shares used to compute basic and diluted net loss per share	37,001	15,177	8,024
Basic and diluted net loss per share	$(1.74)	$(1.38)	$(1.29)

The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Years ended December 31,
	2014	2013	2012
Convertible preferred stock	—	—	19,479
Employee stock options	6,291	7,409	5,830
Shares subject to repurchase	99	316	—
Restricted stock units (RSUs) and restricted stock awards (RSAs)	2,508	383	—
Employee stock purchase plan	58	58	—
Convertible preferred stock warrants	—	—	267
	8,956	8,166	25,576

NOTE 11.	INCOME TAXES
The Company recorded an income tax benefit of $4.2 million and income tax provision of $0.3 million and$0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefit for the year ended December 31, 2014 is primarily due to a partial release of valuation allowance against the Company’s deferred tax assets as a result of net deferred tax liabilities generated from intangibles acquired from the [x+1] acquisition. The tax expense for the years ended December 31, 2013 and 2012 is primarily due to foreign and state income tax expense.
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Years ended December 31,
	2014	2013	2012
Domestic	$(70,438)	$(21,568)	$(10,637)
International	1,888	921	378
Total	$(68,550)	$(20,647)	$(10,259)
The components of the income tax (benefit) for income taxes were as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	9	(4)	11
Foreign	1,159	289	73
Deferred:
Federal	(4,042)	—	—
State	(713)	—	—
Foreign	(652)	—	—
Total benefit (provision) for income taxes	$(4,239)	$285	$84
The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate for the periods presented:

	Years ended December 31,
	2014	2013	2012
Tax benefit at federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal effect	6.17	0.01	(0.07)
Foreign rate differential	0.20	0.12	0.54
Change in valuation allowance	(31.94)	(28.42)	(25.16)
Meals and entertainment	(1.44)	(2.07)	(1.98)
Warrant liability	—	(7.81)	(7.65)
Research credits	2.86	2.79	—
Transaction costs	(2.24)	—	—
Other	(1.41)	—	(0.50)
Total provision	6.20%	(1.38)%	(0.82)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Tax credit carry-forwards	$6,877	$2,256
Net operating loss carry-forwards	45,281	13,118
Charitable contributions	323	133
Accrued liabilities and allowances	18,171	5,421
	70,652	20,928
Deferred tax liability:
Depreciation and amortization	(32,194)	(5,166)
	(32,194)	(5,166)
Net deferred tax assets before valuation allowance	$38,458	$15,762
Valuation allowance	(38,159)	(15,762)
Net deferred tax assets (liabilities)	$299	$—
A valuation allowance is provided for net deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the U.S federal and state deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $22.4 million and $6.9 million during the years ended December 31, 2014 and 2013, respectively. The change in valuation allowance is mainly attributable to the increase in deferred tax assets due to the current year taxable loss, deductible temporary differences and research credits, and net deferred tax liabilities due to the [x+1] acquisition. As a result of the [x+1] acquisition, the Company acquired a net deferred tax liability of $4.0 million which served to reduce the Company’s net deferred tax assets by a similar amount. Accordingly, the Company adjusted its valuation allowance by the same amount to continue to reserve against its net deferred tax assets. The corresponding decrease in valuation allowance was recorded as a tax benefit during the quarter ended September 30, 2014.
As of December 31, 2014, the Company had $0.3 million of net deferred tax assets related to deductible foreign stock compensation which it expects to realize in future foreign tax filings.

As of December 31, 2014, the Company had net operating loss carry-forwards of approximately $55.3 million for federal income taxes, which expire beginning in 2020 and $5.2 million operating loss carry-forwards for state income taxes which expire beginning in 2020. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If the Company experiences a change of ownership, then utilization of the net operating loss and tax credit carry-forwards may be restricted.
The 2014 Tax Increase Prevention Act ("TIPA") was signed into law on December 19, 2014, extending the federal research and development credits for amounts incurred from January 1, 2014 through December 31, 2014. As a result of the extension, a federal tax credit of $3.5 million, was generated in 2014 which was fully offset by valuation allowance.
As of December 31, 2014, the Company had federal and California state research and development tax credits of $7.6 million and $2.7 million, respectively. If not utilized, the federal carry forwards will begin to expire in various amounts beginning in 2020. The state tax credit can be carried forward indefinitely.
ASC 740-10 requires that the tax effects of a position be recognized only if it is "more likely than not" to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. federal and state income taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of repatriation. As of December 31, 2014, undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.3 million.
The federal and state net operating loss carryforwards include excess tax benefits from stock option exercises of $15.2 million and $0.7 million, respectively. An increase to additional paid-in capital for the excess tax benefits would not be recognized until that deduction reduces income tax payable.
The table below provides a reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties), related to uncertain tax positions, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years ended December 31,
	2014	2013	2012
Unrecognized benefit—beginning of period	$669	$272	$184
Gross increases—prior year tax positions	46	126	10
Gross increases—current year tax positions	2,749	271	78
Unrecognized benefit—end of period	$3,464	$669	$272
The unrecognized tax benefits of $3.5 million as of December 31, 2014 would have no impact on the Company’s effective tax rate if recognized because the Company may fully reserve such tax benefits due to the Company’s current assessment with regard to its ability to utilize any such future tax benefits.
At December 31, 2014, the Company had no cumulative interest and penalties related to the uncertain tax position.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next twelve months.
The Company files income tax returns in the United States, various states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2011 are open to examination in various foreign countries.

NOTE 12.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administration, research and development and sales and marketing activities in the United States that expire at various dates through 2025.

The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $14.7 million, $4.3 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of December 31, 2014 were as follows (in thousands):

Year ending December 31,	Future Payments
2015	$18,283
2016	20,318
2017	19,877
2018	18,592
2019	21,024
Thereafter	44,882
$142,976
Please refer to Note 6 for details of the Company's capital lease commitments as of December 31, 2014.
Letters of Credit Bank Guarantees and Restricted Cash—As of December 31, 2014 and 2013, the Company had irrevocable letters of credit outstanding, with all financial institutions, in the amount of $6.8 million and $3.4 million, respectively, for facilities leases. The letters of credit have various expiration dates, with the latest being June 2025.
As of December 31, 2014, the Company had $2.9 million in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's consolidated balance sheets.
Indemnification Agreements—In the ordinary course of business, the Company enters into agreements providing for indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, or consolidated statements of cash flows.
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of the Company’s officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters of the Company’s IPO on September 19, 2013 and its Secondary Offering on February 5, 2013 are also named as defendants. The complaints allege that the defendants made false and misleading statements about the ability of the Company’s technology to detect and eliminate fraudulent web traffic, and about the Company's future prospects. The complaints also allege that the Company’s registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, on behalf of those who purchased the Company’s common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in the Company’s initial public offering on September 19, 2013. The Mehrotra complaint also purports to assert a claim for violation of Section 12(a)(2) of the Securities Act of 1933. The complaints seek monetary damages in an unspecified amount. The above actions were consolidated and a lead plaintiff was selected on December 15, 2014. A consolidated complaint was filed on February 27, 2015. The Company intends to vigorously defend itself against the purported class action.

The outcomes of the Company's legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to its consolidated financial position, results of operations or cash flows by an unfavorable resolution of these actions. We cannot currently estimate a reasonably possible range of loss for these actions.
Legal fees are expensed in the period in which they are incurred.

NOTE 13.	SEGMENTS
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Years ended December 31,
	2014	2013	2012
North America	$349,289	$213,601	$96,289
All Other Countries	59,352	27,004	10,300
Total revenue	$408,641	$240,605	$106,589
The following table summarizes total long-lived assets in the respective locations (in thousands):

	December 31,
	2014	2013
North America	$85,355	$23,956
All Other Countries	4,086	1,838
Total long-lived assets	$89,441	$25,794
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the years ended December 31, 2014, 2013 and 2012, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the years ended December 31, 2014 and 2013 and three agency holding companies would have been associated with 10% or more of revenue during the year ended December 31, 2012.

NOTE 14.	SUBSEQUENT EVENTS
On March 13, 2015, the Company entered into an amendment to its 2014 Loan Facility that, among other things, changed the minimum EBITDA covenant, removed the fixed charge ratio as a covenant for future quarters, set lower limits for capital expenditures, changed the definition of the borrowing base such that the revolving credit facility's borrowing base is reduced by the outstanding balance of the term loan. In addition, if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. See Note 8 for details about the 2014 Loan Facility.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal controls over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Amendment to 2014 Loan Facility

On March 13, 2015, we entered into a First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Second Amendment to Security Agreement, or the Amendment, which amends (i) the Second Amended and Restated Revolving Credit and Term Loan Agreement, or the Credit Agreement, dated as of December 31, 2014, by and among us, the lenders from time to time party thereto, or the Lenders, and Comerica Bank, as administrative agent, or the Agent, and (ii) the Security Agreement, dated as of December 31, 2014, by and among us, Agent and certain of our subsidiaries as guarantors. The Amendment provides for, among other things, a reduction in the borrowing base for the revolving line of credit in an amount equal to the outstanding principal amount of the term loan, amendments to the minimum EBITDA covenant and capital expenditure covenant and a right to use future cash collections from accounts receivable to pay down outstanding revolving loans if our cash maintained with the lenders and certain other domestic financial institutions falls below $40.0 million. In addition, the Amendment removes a fixed charge coverage ratio that would have applied in future fiscal quarters. These amendments took effect on March 13, 2015.

Any Lender and its affiliates may have engaged in, and may in the future engage in, banking and other commercial dealings in the ordinary course of business with us or our affiliates. Any Lender may have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.21 to this Annual Report on Form 10-K and is incorporated herein by reference.

Departure of Key Employee

On March 13, 2015, John Nardone, former Chief Executive Officer of [x+1], resigned from the position of Executive Vice President and General Manager, Enterprise Platform.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the disclosure appearing under the headings "Proposal No. One: Election of Directors," "Executive Officers," "Board of Directors and Corporate Governance" and "Other Matters" in our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Executive Compensation" and "Board of Directors and Corporate Governance" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the disclosure appearing under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the disclosure appearing under the heading "Certain Relationships and Related Party Transactions" and "Board of Directors and Corporate Governance — Director Independence" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Proposal No. Two — Ratification of Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

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

Dated: March 16, 2015

ROCKET FUEL INC.
By:	/s/ David Sankaran
David Sankaran
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of George H. John and David Sankaran as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K and any amendments (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ George H. John	Co-Founder, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2015
George H. John

Additional Directors:

/s/ Richard A. Frankel	Co-Founder, President and Director	March 16, 2015
Richard A. Frankel

/s/ Susan L. Bostrom	Director	March 16, 2015
Susan L. Bostrom

/s/ Ronald E. F. Codd	Director	March 16, 2015
Ronald E. F. Codd

/s/ William Ericson	Director	March 16, 2015
William Ericson

/s/ John Gardner	Director	March 16, 2015
John Gardner

/s/ Clark Kokich	Director	March 16, 2015
Clark Kokich

/s/ Monte Zweben	Director	March 16, 2015
Monte Zweben

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/6/2013
10.2	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.3*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.4*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
10.5	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect	S-1/A	333-190695	10.4	9/3/2013
10.6	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-109695	10.5	9/3/2013
10.7	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-109695	10.6	9/3/2013
10.8	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	10-K	001-36071	10.6	2/28/2014
10.9*	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013

10.10*	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.8	8/16/2013
10.11*	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.9	9/3/2013
10.12*	Executive Incentive Compensation Plan	S-1/A	333-109695	10.10	8/16/2013
10.13*	Outside Director Compensation Policy	S-1/A	333-109695	10.11	9/3/2013
10.14	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1/A	333-109695	10.12	8/16/2013
10.15	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1/A	333-109695	10.13	8/16/2013
10.16	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1/A	333-109695	10.14	8/16/2013
10.17	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1/A	333-109695	10.16	8/16/2013
10.18	Fifth Amended and Restated Investors' Rights Agreements, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A thereto	S-3	333-199901	99.1	11/6/2014
10.19*	Employment Offer Letter between Rocket Fuel Inc. and David Sankaran dated as of December 6, 2014	8-K	001-36071	10.1	12/15/2014
10.20*	Employment Offer Letter between Rocket Fuel Inc. and Manu Thapar dated as of November 16, 2014					X
10.21
Amendment dated March 13, 2015 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders

						X
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X See signature page hereto

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

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