Form 10-Q
period 2015-03-31
Rocket Fuel Inc.
filed 2015-05-08
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On April 30, 2015, there were 42,185,121 shares of the registrant's common stock, par value $0.001, outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	61
Item 3.	Defaults upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	62
Item 6.	Exhibits	62
	Signatures	63

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$92,055	$107,056
Accounts receivable, net	112,689	135,400
Deferred tax assets	1,716	1,716
Prepaid expenses	4,029	3,698
Other current assets	6,915	12,531
Total current assets	217,404	260,401
Property, equipment and software, net	91,752	89,441
Restricted cash	2,188	2,915
Intangible assets	65,072	69,299
Goodwill	115,412	115,412
Other assets	1,364	1,797
Total assets	$493,192	$539,265
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$63,408	$76,085
Accrued and other current liabilities	28,833	33,258
Deferred revenue	3,124	593
Current portion of capital leases	5,691	5,482
Current portion of debt	45,720	45,705
Total current liabilities	146,776	161,123
Long-term debt—Less current portion	21,907	23,335
Capital leases—Less current portion	11,156	12,341
Deferred rent—Less current portion	26,521	26,818
Deferred tax liabilities	2,044	2,068
Other liabilities	808	814
Total liabilities	209,212	226,499
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value— 1,000,000,000 authorized as of March 31, 2015 and December 31, 2014; 42,141,742 and 42,002,533 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	42	42
Additional paid-in capital	429,816	421,630
Accumulated other comprehensive loss	(229)	(120)
Accumulated deficit	(145,649)	(108,786)
Total stockholders’ equity	283,980	312,766
Total liabilities and stockholders’ equity	$493,192	$539,265
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$104,334	$74,397
Costs and expenses:
Media costs	45,561	29,707
Other cost of revenue	19,956	7,828
Research and development	11,323	7,241
Sales and marketing	42,878	29,759
General and administrative	17,574	10,340
Total costs and expenses	137,292	84,875
Operating loss	$(32,958)	$(10,478)
Interest expense	1,340	414
Other (income) expense, net	2,208	19
Loss before income taxes	(36,506)	(10,911)
Income tax (benefit) provision	357	314
Net loss	$(36,863)	$(11,225)
Basic and diluted net loss per share attributable to common stockholders	$(0.88)	$(0.33)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	41,981	34,033

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(36,863)	$(11,225)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(109)	32
Comprehensive loss	$(36,972)	$(11,193)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(36,863)	$(11,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,866	2,920
Stock-based compensation	7,447	5,125
Deferred taxes	285	—
Excess tax benefit from stock-based activity	—	(147)
Other non-cash adjustments, net	509	84
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	22,549	7,175
Prepaid expenses and other assets	5,379	(3,559)
Accounts payable	(14,812)	(5,004)
Accrued and other liabilities	(4,271)	(100)
Deferred rent	1,184	3,570
Deferred revenue	2,530	(40)
Net cash used in operating activities	(4,197)	(1,201)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(5,519)	(7,177)
Capitalized internal-use software development costs	(3,076)	(1,757)
Changes in restricted cash	636	(2,281)
Net cash used in investing activities	(7,959)	(11,215)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial and follow-on public offering, net of underwriting discounts, commission and issuance costs	—	115,525
Proceeds from employee stock plans, net	189	1,059
Excess tax benefit from stock-based activity	—	147
Repayment of capital lease obligations	(1,090)	(38)
Proceeds from debt facilities, net of debt issuance costs	(242)	—
Repayment of debt	(1,500)	—
Net cash (used in) provided by financing activities	(2,643)	116,693

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(202)	24
CHANGE IN CASH AND CASH EQUIVALENTS	(15,001)	104,301
CASH AND CASH EQUIVALENTS—Beginning of period	107,056	113,873
CASH AND CASH EQUIVALENTS—End of period	$92,055	$218,174

	Three Months Ended
	March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$205	$200
Cash paid for interest	914	347
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$623	$5,585
Offering costs recorded in accrued liabilities	—	216
Property, plant and equipment acquired under capital lease obligations	325	1,769
Vesting of early exercised options	53	303
Stock-based compensation capitalized in internal-use software costs	494	403
See Accompanying Notes to Condensed Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of artificial-intelligence digital advertising solutions headquartered in Redwood City.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Condensed Consolidated Balance Sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The significant accounting policies and recent accounting pronouncements were described in Note 1 to the Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in or updates to the accounting policies since December 31, 2014 other than as presented below.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. A significant portion of the Company’s cash is held at four major financial institutions that the Company's management has assessed to be of high credit quality. The Company has not experienced any losses in such accounts.
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of March 31, 2015 and December 31, 2014, two agency holding companies and no single advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the three months ended March 31, 2015 and 2014, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the three months ended March 31, 2015 and 2014.
Goodwill—The Company performs an annual impairment test towards the end of its fiscal year on December 1 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the quarter ended March 31, 2015, the market capitalization of its publicly traded common stock sustained a decline. The Company determined the decline to be a change in circumstance triggering the necessity to test its goodwill for impairment. Since the Company operates its business in one reporting unit, the goodwill is tested for impairment at the enterprise level.  Since the reporting unit's fair value based on quoted market prices of the Company's common stock was substantially in excess of its carrying value, it concluded that there has been no impairment of goodwill during the quarter ended March 31, 2015. If facts, circumstances or assumptions change in the future, the Company may be required to record impairment charges to reduce the carrying value of its goodwill.

Recently Issued and Adopted Accounting Pronouncements
On April 15, 2015, the FASB issued accounting guidance which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The guidance is effective for annual periods and interim periods therein beginning after December 15, 2015. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Other than the recent accounting pronouncements described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, there have been no changes in accounting pronouncements since that date that are of significance or potential significance to the Company.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2015 and December 31, 2014, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Capitalized internal-use software costs	$27,052	$23,385
Computer hardware and software	48,886	46,299
Furniture and fixtures	13,498	11,674
Leasehold improvements	38,646	36,811
Total	128,082	118,169
Accumulated depreciation and amortization	(36,330)	(28,728)
Total property, equipment and software, net	$91,752	$89,441
Total depreciation and amortization expense, excluding amortization of internal-use software costs, was $10.3 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense of internal-use software costs was $1.6 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. Refer to Note 4 for details of the Company's capital leases as of March 31, 2015 and December 31, 2014.

NOTE 3.	BUSINESS COMBINATIONS
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
The goodwill is primarily attributable to synergies expected to be generated from combining the Company's and [x+1]’s technology and operations. None of the goodwill recorded as part of the acquisition will be deductible for U.S. federal income tax purposes. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2015.
The results of operations of [x+1] have been included in the Company's condensed consolidated statements of operations from the acquisition date. The following unaudited pro forma condensed combined financial information reflects the Company's condensed results of operations for the periods indicated and assumes that the business had been acquired at the beginning of fiscal year 2014. The pro forma results include adjustments for amortization associated with the acquired intangible assets. The pro forma results are presented for informational purposes only and are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results (in thousands):

Three Months Ended
March 31,
2014
Pro forma revenue	$95,394
Pro forma net loss	$(17,835)

NOTE 4.	CAPITAL LEASES
Property and equipment includes hardware and software related to our data centers that are acquired under capital lease agreements. The remaining future minimum lease payments under these non-cancelable capital leases as of March 31, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 9 months)	$4,874
2016	6,498
2017	4,812
2018	2,103
2019	79
Thereafter	—
Total minimum lease payments	$18,366
Less: amount representing interest and taxes	(1,519)
Less: current portion of minimum lease payments	(5,691)
Capital lease obligations, net of current portion	$11,156

NOTE 5.	DEBT
Loan Facility—On December 31, 2014, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders, the ("2014 Loan Facility"), which was last amended on March 13, 2015. The 2014 Loan Facility amended and restated the Company's then-existing Loan and Security Agreement, dated as of April 7, 2010, (as amended, the "2010 Loan Facility"). The 2014 Loan Facility provides for an $80.0 million revolving credit facility that matures on December 31, 2017, with a $12.0 million letter of credit subfacility and a $2.5 million swingline subfacility, and a $30.0 million secured term loan that matures on December 31, 2019. Revolving loans may be advanced under the 2014 Loan Facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million, less the then outstanding principal amount of the term loan. If at any time the aggregate amounts outstanding exceed the allowable maximum advance, then the Company must make a repayment in an amount sufficient to eliminate the excess.
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
As of March 31, 2015, $28.5 million in term loans, $40.0 million under the revolving credit facility and letters of credit in the amount of $7.0 million were outstanding. The term loan will be repaid in quarterly principal installments of $1.5 million. The Company paid customary closing fees and pays customary commitment fees and letter of credit fees.
Revolving loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the 2014 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined pursuant to the terms of the Loan Facility, plus a spread of 2.625% to 3.125%. Term loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the 2014 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined pursuant to the terms of the 2014 Loan Facility, plus a spread of 3.50% to 4.00%. In each case, the spread is based on the cash reflected on the Company’s balance sheet for the preceding fiscal quarter, plus an amount equal to the average unused portion of the revolving credit commitments during such fiscal quarter. The base rate is determined as the highest of (i) the prime rate announced by Comerica Bank, (ii) the federal funds rate plus a margin equal to 1.00% and (iii) the daily adjusted LIBOR rate plus a margin equal to 1.00%. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2014 Loan Facility.
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
Liquidity ratio. Under the 2014 Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and certain other domestic financial institutions and the aggregate amount of all eligible accounts receivable to (ii) all indebtedness owed to the lenders under the 2014 Loan Facility must be at least 1.10 to 1.00.
The terms of the 2014 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of March 31, 2015, the Company was in compliance with all covenants.

Future Payments
Future principal payments of long-term debt as of March 31, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 9 months)	$4,500
2016	6,000
2017	6,000
2018	6,000
2019	6,000
Total	28,500
Less: current portion of long-term debt	(6,000)
Long-term debt, net of current portion	$22,500
As of March 31, 2015, the $40.0 million balance outstanding under the revolving credit facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. The debt on the condensed consolidated balance sheets is shown net of $0.9 million in debt issuance costs.

NOTE 6.	STOCKHOLDERS’ EQUITY
The following table summarizes information pertaining to our stock-based compensation from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended March 31,	Three Months Ended March 31,
	2015	2014
Stock options:
Outstanding at the beginning of the period	6,291	7,411
Options granted	208	369
Options exercised	(116)	(288)
Options forfeited	(75)	(74)
Outstanding at the end of the period	6,308	7,418
Total intrinsic value of options exercised	$858	$15,324
Total unrecognized compensation expense at period-end	$23,190	$32,200
Weighted-average remaining recognition period at period-end	2.2	2.6

Stock awards:
Outstanding at the beginning of the period	2,515	382
Stock awards granted	348	98
Stock awards vested	(48)	(4)
Stock awards canceled	(136)	(3)
Outstanding at the end of the period	2,679	473
Weighted-average grant-date fair value	$16.74	$51.16
Total unrecognized compensation expense at period-end	$41,131	$19,100
Weighted-average remaining recognition period at period-end	3.4	3.5
Employee Stock Purchase Plan—In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the Company's initial public offering, the first offering period started on October 1, 2013 and ended on May 31, 2014. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2015, total compensation costs related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before May 31, 2015, were approximately $1.5 million, which will be recognized over the offering period.
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
The assumptions used to value options granted to employees were as follows:

	Three Months Ended
	March 31,
	2015	2014
Expected term (years)	6.3	6.3
Volatility	58.0%	55.6%
Risk-free interest rate	1.57%	1.85%
Dividend yield	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended
	March 31,
	2015	2014
Expected term (years)	0.5	0.7
Volatility	77.2%	66.2%
Risk-free interest rate	0.08%	0.07%
Dividend yield	—	—
Stock-based compensation allocation
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Other cost of revenue	$625	$252
Research and development	2,247	987
Sales and marketing	2,831	2,167
General and administrative	1,744	1,551
Total	$7,447	$4,957

NOTE 7.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three months ended March 31, 2015 and 2014, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly not included in the calculation of diluted net loss per share.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(36,863)	$(11,225)
Weighted-average shares used to compute basic and diluted net loss per share	41,981	34,033
Basic and diluted net loss per share	$(0.88)	$(0.33)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	9,387	8,247

NOTE 8.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provisions of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, primarily due to foreign and state income tax expense. The primary difference between the effective tax rate and the federal statutory tax rate in the United States relates to the valuation allowances on the Company’s net operating losses, state and foreign tax rate differences, and research and development credits.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided a full valuation allowance against such assets as of March 31, 2015 and December 31, 2014.

NOTE 9.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in the United States that expire at various dates through 2025.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $4.0 million and $3.2 million for the three months ended March 31, 2015 and 2014, respectively.
Approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of March 31, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 9 months)	$14,591
2016	20,555
2017	20,081
2018	18,798
2019	21,234
Thereafter	44,800
$140,059
Please refer to Note 4 for details of the Company's capital lease commitments as of March 31, 2015.
Letters of Credit Bank Guarantees and Restricted Cash—As of March 31, 2015 and December 31, 2014, the Company had irrevocable letters of credit outstanding, with all financial institutions, in the amounts of $7.2 million and $6.8 million, respectively, for facilities leases. The letters of credit have various expiration dates, with the latest being December 2023.
As of March 31, 2015, the Company had $2.2 million in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
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

Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of its officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the Company's initial public offering on September 19, 2013 (the “IPO”) and its secondary offering on February 5, 2013 (the “Secondary Offering”) are also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleges that the defendants made false and misleading statements about the ability of the Company's technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The consolidated complaint also alleges that the Company's registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of those who purchased the Company's common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in its initial public offering on September 19, 2013, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint seeks monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint on April 13, 2015. The Company intends to vigorously defend itself against this purported class action.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of the Company's officers and its board of directors. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. This state court action has been stayed pending the outcome of the defendants’ motions to dismiss in In re Rocket Fuel Securities Litigation.
The outcomes of the Company's legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to its consolidated financial position, results of operations or cash flows by an unfavorable resolution of these actions. We cannot currently estimate a reasonably possible range of loss for these actions.
Legal fees are expensed in the period in which they are incurred.

NOTE 10.	SEGMENTS
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
North America	$88,249	$62,647
All Other Countries	16,085	11,750
Total revenue	$104,334	$74,397

The following table summarizes total long-lived assets in the respective locations (in thousands):

	March 31,	December 31,
	2015	2014
North America	$87,620	$85,355
All Other Countries	4,132	4,086
Total long-lived assets	$91,752	$89,441

NOTE 11. SUBSEQUENT EVENTS
On April 22, 2015, the Company announced a plan intended to improve its operational efficiency, which included a reduction of approximately 11% of its workforce, subletting of certain excess leased office space, and other cost reduction measures. The Company estimates that it will incur total cash expenses related to these actions of approximately $3 million, primarily related to one-time employee severance benefits. The Company also may incur an estimated $2 million to $3 million non-cash impairment charge for certain of its lease related assets, such as leasehold improvements. The Company expects to record the majority of these charges in the second quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
expectations for financial performance in 2015, including revenue, media costs, margins, levels of operating expenses in the areas of research and development, sales and marketing and general and administrative, and our goal of achieving positive non-GAAP adjusted EBITDA for the full year;

•	the expected impact of our operational efficiency initiatives announced in April 2015;

•	the expected impact of seasonality on our operating results;

•	our expectations regarding our headcount levels in 2015;

•	our ability to improve the productivity and efficiency of our resources and infrastructure;

•	our ability to improve sales productivity;

•	our ability to reduce certain operating expenses as a percentage of revenue;

•	our expectation that capital expenditures will decline in 2015 from 2014 levels;

•	the usefulness of non-GAAP financial measures for understanding and evaluating our operating results;

•	our plans to finance data center hardware requirements through capital leasing facilities;

•	the adequacy of our office facilities to meet or exceed our needs for the immediate future and our ability to sublease unused facilities;

•	our expectation that existing cash and cash equivalents will be sufficient to meet our business requirements for at least the next 12 months;

•	anticipated growth of the digital advertising market;

•	the ability of our solutions to deliver intended results to customers;

•
the impact of our September 2014 acquisition of [x+1] on our financial condition and results of operations, including but not limited to the impact of assumptions underlying the accounting treatment of the transaction;

•	our ability to effectively integrate the operations of [x+1] and realize anticipated synergies and new market opportunities from this combination;

•	our ability to fully integrate our DSP platform with our DMP platform to create a self-service platform and experience that is both engaging and effective for the advertiser;

•	our ability to adapt our relationships with agencies and agency holding companies in light of the evolving competitive environment;

•	our expectations regarding the number of sales representatives focused on direct advertisers;

•	our expectations regarding an increase in the number of active customers;

•	our ability to avoid serving ads on unsafe or inappropriate websites or to non-human targets;

•	our ability to continue to expand internationally; and

•	our intention to vigorously defend against a pending securities class action lawsuit.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results and circumstances described in the forward-looking statements will be achieved or occur. Moreover, we assume no responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.
The following discussion should be read in conjunction with (i) our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, (ii) the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and (iii) the understanding that our actual results and circumstances may be materially different from our forward looking statements and/or expectations.
Overview
We are a technology company that has developed an Artificial Intelligence, or AI, and Big Data-driven predictive modeling and automated decision-making platform. We are focused on maintaining and expanding our AI platform and our R&D team is currently developing a next-generation AI system. Our technology is designed to address the needs of markets in which the volume and speed of information render real-time human analysis infeasible. We are focused on the large and growing digital advertising market that faces these challenges. Specifically, we have developed a media buying technology platform that uses AI to solve marketing’s age-old challenge: how to deliver better return-on-investment, or "ROI," on marketing initiatives by providing the right message to the right person at the right time, on addressable devices across the globe. Our media-buying platform, which we refer to as our Demand-Side Platform, or “DSP” is available to advertising agencies and advertisers as a managed service offering, whereby Rocket Fuel manages advertising campaigns on behalf of an advertiser, and through a self-service offering, whereby an agency or advertiser licenses our technology to manage its own advertising campaigns.
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
During 2014, we served advertising impressions for 93 of the Advertising Age 100 Leading National Advertisers and 62 of the Fortune 100 companies. Additionally, in 2014, we had 143 customers with more than $1 million in lifetime spend with us, including 74 with over $2 million in lifetime spend and 22 with over $5 million in lifetime spend.

Although we have experienced substantial revenue growth in our limited history, our rate of growth has declined since the third quarter of 2013 through the first quarter of 2015. One among many factors that could negatively impact revenue going forward is the appreciation of the U.S. dollar, which has caused a decline in the U.S. dollar value of revenue billed in foreign currencies. We expect this negative impact on revenue could continue in 2015. Although the appreciation of the US dollar has reduced certain of our foreign costs and expenses, we expect our total costs and expenses (including media costs) to continue to increase in absolute dollars in the foreseeable future, although we expect that certain categories of expenses will decline as a percentage of revenue during 2015. In April 2015, we announced a plan intended to improve our operational efficiency, which included a reduction of approximately 11% of our workforce, subletting of certain excess leased office space, and other cost reduction measures. We expect these measures will enable us to achieve positive non-GAAP EBITDA for 2015. See below for a description of our use of non-GAAP financial measures.
Non-GAAP Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles applicable in the United States, or GAAP, we also monitor the non-GAAP metrics set forth below to help us evaluate growth and profitability, establish budgets, and assess our operational efficiencies (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Non-GAAP net revenue	$58,773	$44,690
Non-GAAP adjusted EBITDA	$(13,626)	$(2,391)
Non-GAAP adjusted net income (loss)	$(25,099)	$(6,268)
Non-GAAP adjusted net income (loss) per share	$(0.60)	$(0.18)
Non-GAAP net revenue
Non-GAAP net revenue is a non-GAAP financial measure defined by us as GAAP revenue less media costs. Media costs consist of costs for advertising impressions we purchase from real-time advertising exchanges and other third parties. We believe that non-GAAP net revenue is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the performance of our solutions in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.
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

	Three Months Ended
	March 31,
	2015	2014
Revenue	$104,334	$74,397
Less: Media costs	45,561	29,707
Non-GAAP net revenue	$58,773	$44,690
Non-GAAP Adjusted EBITDA
Non-GAAP adjusted EBITDA is a non-GAAP financial measure defined by us for the periods presented as GAAP net loss before interest expense, other income (expense), net, income tax provision (benefit), depreciation and amortization expense, stock-based compensation expense and related payroll taxes and acquisition related and other expenses.

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
The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(36,863)	$(11,225)
Adjustments:
Interest expense, net	1,340	414
Income tax (benefit) provision	357	314
Depreciation and amortization expense	11,866	2,920
Stock-based compensation	7,447	4,957
Other (income) expense, net	2,208	19
Payroll tax expense related to stock based compensation	19	210
Total adjustments	23,237	8,834
Non-GAAP adjusted EBITDA	$(13,626)	$(2,391)
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

The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted loss for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(36,863)	$(11,225)
Adjustments:
Stock-based compensation expense	7,447	4,957
Amortization of intangible assets	4,227	—
Tax impact of the above items	90	—
Non-GAAP adjusted net income (loss)	$(25,099)	$(6,268)
Non-GAAP adjusted diluted net income (loss) per share	$(0.60)	$(0.18)
Weighted average shares used in computing non-GAAP adjusted diluted net income (loss) per share	41,981	34,033
Factors Affecting Our Performance
We believe that the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance. In 2014 we noted an expanding trend of customer concerns about inventory quality on real-time advertising exchanges that impacts the entire industry. In addition, a significant shift in the channel mix of digital advertising could also impact our performance as we must optimize our solutions for, and face a different competitive landscape in, the mobile, social and video channels. For example, Facebook recently announced restrictions on our access to the Facebook exchange platform, or FBX, requiring us to adapt our offering in order to continue to access advertising inventory from Facebook and expand into mobile advertising with Facebook. We are adapting our technology and offerings to address this challenge. Facebook allows other companies in our industry to purchase inventory through the FBX platform. This could put us at a competitive disadvantage.
Ability to Market and Sell our Solutions to Advertisers and their Agencies and Agency Holding Companies
Our DSP offering competes for digital advertising budgets with a variety of companies, including, other companies with DSP offerings, agency trading desks and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In our experience, it is our larger and longer tenured customers who are more likely to reduce spend with us in favor of self-service platforms, agency trading desks, or other media strategies. Beginning in 2014, we have experienced a decline in revenue from some customers when they utilized agency trading desks to a greater extent or adopted self-serve platforms. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow and/or retain revenue. In July 2014, we announced an expansion of our self-service platform to the United States and Europe, which we believe will allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. In addition, we continue to invest in a strategic agency selling team to reshape our relationships with agency holding companies.
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
These SaaS and self-service offerings have different margins and operating costs than our DSP offerings. Our strategy to sell to direct advertisers and to offer DMP as well as DSP platforms had, and will continue to have, an impact on our revenue mix and non-GAAP net revenue margins. To illustrate, during the first quarter of 2015, non-GAAP net revenue from direct advertisers increased to $14.0 million, or 24% of non-GAAP net revenue, compared to $4.2 million, or 9% of non-GAAP net revenue, for the first quarter of 2014. Our total non-GAAP net revenue, as a percentage of GAAP revenue, declined to 56% for the first quarter of 2015, compared to 60% for the first quarter of 2014.
Customer Growth and Retention
In order to continue our growth, we must improve our retention of customers, attract new customers, retain spend and gain a larger amount of our current customers’ advertising budgets. Over the long term we aim to improve each of these dimensions, but the relative focus on onboarding new customers or developing existing customers will vary over time with our product offerings, sales and service capabilities, and efficiencies.
Our number of active customers increased to 1,487 as of March 31, 2015 from 1,251 as of March 31, 2014.We define an active customer as a customer from whom we recognized revenue in the last three months. Thus, active customers in a given quarter includes both new customers and longer-term customers returning to spend with us again. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business.
Our revenue retention rate was 128% for the twelve months ended March 31, 2015 and 130%, 135%, 149% and 161% for each of the twelve months ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively. We define our revenue retention rate with respect to a given twelve-month period as (i) the revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period.
New customers generally spend less than customers that have used our solution for longer periods of time. We also experienced decreased spending in recent periods by some of our larger customers, as measured by the amount of spend, when compared to the same period in prior fiscal years. Adding new customers that tend to spend less and declining spend from larger and longer tenured customers has contributed to the slowing rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013, which we expect may continue.
Ability to Market and Sell to Multiple Digital Advertising Products via Multiple Channels
Our DSP solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. In fiscal year 2014, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third generated through brand campaigns. The digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising. Historically, our revenue has predominantly come from managed service display advertising, and we grew revenue from delivery to other channels, which include mobile, video and social channels, to 44% of our revenue in the fiscal year 2014. As display advertising is now growing more slowly than other channels, our future performance is dependent in part on our ability to grow our share of these other channels.
Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings to address additional needs of marketers, including offering our DMP and DSP as self-service SaaS solutions in addition to our managed service offerings. As part of this growth strategy, we added sales, marketing, operations and customer support personnel. Our growth strategy also includes continuing to invest in research and development to enhance our solutions, integrate our technology platforms and create additional offerings. As a result of these investments in resources and growth, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue during 2014. In 2015, we are focusing on automating and streamlining our customer service, operations, account management, IT, financial and administrative systems and controls with a goal of reducing the cost of those functions as a percentage of revenue in future periods. As part of our operational efficiency plan, on April 22, 2015 we announced a reduction in our workforce by approximately 11% and other cost reduction measures, which will continue throughout fiscal year 2015.
We have experienced a continuing decline in sales productivity in North America since the second quarter of 2014. In the short term, we expect sales productivity to continue to be impacted as certain sales personnel transition from supporting our traditional business to supporting our enterprise solutions. Looking ahead, we will focus on achieving improved sales productivity by better tailoring our sales model to differing sizes of customers and prospects, and by improving the focus of our sales representatives on our core offerings.
Our capital expenditures for property and equipment were approximately $48 million in 2014, a significant increase over 2013 as we opened and expanded many of our office facilities. For 2015, we expect these capital expenditures to decline significantly from 2014 levels as we have completed the majority of our facility expansion. In addition, in order to minimize the upfront cash investment required to scale our data centers, we attempt to utilize capital leasing facilities if available to finance our data center hardware needs and plan to continue this practice in 2015.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Despite the seasonal nature of our revenue, many of our costs, such as headcount related expenses, depreciation and amortization, and facilities costs, are relatively fixed in the short term and do not follow these same seasonal trends, resulting in significant fluctuations in net loss from quarter to quarter, with the first quarter typically a period of higher losses.
Components of Our Results of Operations
Revenue
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through social and video channels. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. To a lesser extent we generate revenue from license fees to access our SaaS DMP and DSP offerings and related professional services, which are generally recognized over the term of the performance period. Our revenue recognition policies are discussed in more detail under “—Nature of Business and Summary of Significant Accounting Policies” in Note 1 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.
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

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. In the first quarter of 2015, we reported a sequential decline in media costs as a percentage of revenue as we migrated some former [x+1] DSP customers to the Rocket Fuel DSP with its higher performance targeting and as we continued to see the benefits of improvements in our AI-based targeting overall. This trend is expected to continue in the second quarter of 2015, and may continue into the third quarter of 2015.  Over the longer term, if we are successful with our efforts to sell self-service offerings, including our SaaS-based DMP and

DSP, and also large agency trading desk deals, we expect the resulting changes in revenue mix to impact our media costs as a percentage of total revenue.

•
Other cost of revenue. These costs include personnel costs, depreciation and amortization expense, amortization of internal-use software development costs, third-party inventory validation and data vendor costs, data center hosting costs and allocated costs. The personnel costs are primarily attributable to individuals maintaining our servers and members of our operations and analytics groups, which initiates, sets up, launches and monitors our advertising campaigns or implements and supports our platform. We capitalize costs associated with software that is developed or obtained for internal-use and amortize these costs in other cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Other cost of revenue also includes third-party data center costs and depreciation of data center equipment. We anticipate that our other cost of revenue will increase in absolute dollars in future periods as we scale the capabilities of our operations to meet the demands of higher volumes.

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives, and as a result, we expect research and development expenses to remain approximately at the first quarter spending levels for the remainder of fiscal year 2015.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on (i) marketing our solution to generate awareness; (ii) increasing the adoption of our solution by existing and new advertisers and agencies; and (iii) expanding our business geographically, primarily by growing our sales team in certain countries in which we currently operate and, to a limited extent, establishing a presence in additional countries. We expect sales and marketing expenses to remain approximately at the first quarter spending levels for the remainder of fiscal year 2015, increasing modestly with any revenue increases due to higher sales commissions associated with such revenue increases. However, over the longer term, we expect such costs to increase as we invest in selling efforts to enterprise businesses and expand to additional international markets.

•
General and administrative. Our general and administrative expenses consist primarily of personnel costs associated with our executive, IT, finance, legal, human resources, compliance and other administrative functions, as well as accounting, audit and legal professional services fees, allocated costs and other corporate expenses. Other miscellaneous expenses primarily include local taxes, fees and charitable contributions. We expect to continue to invest in corporate infrastructure, such as automation projects, and incur additional expenses associated with legal and accounting costs and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect general and administrative expenses to remain approximately at the first quarter spending levels for the remainder of fiscal year 2015.

Other Expense, Net
Interest expense. Interest expense is primarily related to our credit facilities, term debt and capital leases.
Other (income) expense—net. Other (income) expense—net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our cash and accounts receivable that are denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, British pound and the Euro. As our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Consolidated Statements of Operations Data:
Revenue	$104,334	$74,397
Costs and expenses:
Media cost	45,561	29,707
Other cost of revenue (1)	19,956	7,828
Research and development (1)	11,323	7,241
Sales and marketing (1)	42,878	29,759
General and administrative (1)	17,574	10,340
Total costs and expenses	137,292	84,875
Operating loss	(32,958)	(10,478)
Interest expense	1,340	414
Other (income) expense, net	2,208	19
Loss before income taxes	(36,506)	(10,911)
Income tax (benefit) provision	357	314
Net loss	$(36,863)	$(11,225)
Loss per share:
Net loss per share, basic and diluted	$(0.88)	$(0.33)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Other cost of revenue	$625	$252
Research and development	2,247	987
Sales and marketing	2,831	2,167
General and administrative	1,744	1,551
Total	$7,447	$4,957

	Three Months Ended
	March 31,
	2015	2014
Consolidated Statements of Operations Data: *
Revenue	100%	100%
Costs and expenses:
Media cost	44	40
Other cost of revenue	19	10
Research and development	11	10
Sales and marketing	41	40
General and administrative	17	14
Total costs and expenses	132	114
Operating loss	(32)	(14)
Interest expense	1	1
Other (income) expense, net	2	—
Loss before income taxes	(35)	(15)
Income tax (benefit) provision	—	—
Net loss	(35)%	(15)%

*	Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except percentages)
Revenue	$104,334	$74,397	40%
Revenue increased $29.9 million, or 40%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven in part by revenue from the acquired [x+1] business. Revenue from the display channel was 60% and 61% of revenue for the three months ended March 31, 2015 and 2014, respectively. Revenue from other channels was 40% and 39% of revenue for the three months ended March 31, 2015 and 2014, respectively. This was primarily due to the mobile channel, which was 24% of revenue for the three months ended March 31, 2015, followed by the social channel and then the video channel.
The increase in revenue was attributable to increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by, among other factors, decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 24% increase in the number of campaigns that ran across our platforms during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Due to the higher number of campaigns, the volume of impressions delivered increased by 33% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The average cost per mille (or cost per thousand impressions) or "CPM", increased by 2%. Revenue from outside of North America increased by 37% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Revenue from outside of North America, as a percentage of revenue, decreased to 15% from 16% between the three months ended March 31, 2015 and 2014, respectively.

Media Cost and Other Cost of Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except percentages)
Media Cost	$45,561	$29,707	53%
Other cost of revenue	$19,956	$7,828	155%
Headcount (at period end)	181	58	212%
Media costs increased by $15.9 million, or 53%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to increased sales volume. Media costs increased to approximately 44% of revenue from 40% of revenue for the three months ended March 31, 2015 and 2014, respectively. This increase was due to the mix of business and our acquisition of [x+1].
Other cost of revenue increased by $12.1 million or 155%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel costs of $4.5 million, an increase in depreciation and amortization of $4.4 million, which includes capitalized internal-use software, other fixed assets and acquired technology intangible assets and an increase in data and inventory validation costs of $1.8 million. Amortization of capitalized internal-use software was $1.6 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of acquired technology intangible assets was $2.9 million for the three months ended March 31, 2015. The increase in personnel costs was primarily due to the addition of [x+1] personnel plus other hiring. The increase in data and hosting costs reflected the growth in revenue.
Research and Development

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except percentages)
Research and development	$11,323	$7,241	56%
Percent of revenue	11%	10%
Headcount (at period end)	193	129	50%
Research and development expense increased by $4.1 million, or 56%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel expense of $3.9 million and, to a lesser extent, to an increase in depreciation and amortization expense of $1.2 million. The increase in personnel expense was primarily due the addition of [x+1] personnel plus other hiring.
We capitalized internal-use software development costs of $3.3 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase was due to additional headcount devoted to internal-use software development.
Sales and Marketing

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except percentages)
Sales and marketing	$42,878	$29,759	44%
Percent of revenue	41%	40%
Headcount (at period end)	641	418	53%

Sales and marketing expense increased by $13.1 million, or 44%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel expense of $7.7 million and, to a lesser extent, an increase in depreciation and amortization expense of $3.0 million for the acquisition of intangible assets of [X+1], an increase in allocated costs, mostly facility costs, of $1.3 million and an increase in travel and related expenses of $1.0 million. The increase in personnel expense was primarily due to significant expansion of our sales force through hiring and the addition of [x+1] personnel.
General and Administrative

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except percentages)
General and administrative	$17,574	$10,340	70%
Percent of revenue	17%	14%
Headcount (at period end)	168	105	60%
General and administrative expense increased by $7.2 million, or 70%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel expense of $3.4 million and, to a lesser extent, to an increase in professional services of $1.3 million and an increase in allocated costs of $1.4 million. The increase in personnel costs was driven by hiring and the addition of [x+1] personnel. The increase in professional services was primarily due to legal and consulting fees.
Other Expense, Net

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except percentages)
Interest expense	$1,340	$414	224%
(Gain) loss on foreign currency transactions	2,196	29	7,472%
Other (income) expense, net	12	(10)	(220)%
Total other expense, net	$3,548	$433	719%
The increase in other expense, net, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to higher foreign currency transaction losses following the declines in the Canadian dollar, British pound and the Euro against the U.S. dollar during the quarter, as well as interest expense related to additional borrowings under our revolving credit facility and term debt, and higher capital leases.
Income Tax (Benefit) Provision
We recorded an income tax expense of $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, primarily due to foreign and state income tax expense.
Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents of $92.1 million, of which $2.9 million was held by our foreign subsidiaries, $68.5 million in debt obligations, net of $0.9 million in debt issuance costs, under the amended and restated Revolving Credit and Term Loan Agreement (the "2014 Loan Facility") and $16.8 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2015.
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
On September 5, 2014, we acquired [x+1] for an aggregate purchase price of $98.0 million in cash and approximately 5.3 millions shares of our common stock.
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
The 2014 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum EBITDA covenant, maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of March 31, 2015, we were in compliance with all covenants. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
As of March 31, 2015, we had $28.5 million of outstanding term loans, $40.0 million of outstanding revolving loans and issued letters of credit in an amount of $7.0 million under the 2014 Loan Facility. The term loan requires quarterly repayments of $1.5 million beginning in the first quarter of 2015 through the fourth quarter of 2019. In addition, if our outstanding balance under the revolving credit facility falls below the borrowing base defined in the agreement, we may not have access to additional borrowing capacity, and may have to repay amounts under the revolving credit facility from time-to-time.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(4,197)	$(1,201)
Cash flows used in investing activities	(7,959)	(11,215)
Cash flows (used in) provided by financing activities	(2,643)	116,693
Effects of exchange rates on cash	(202)	24
Increase (decrease) in cash and cash equivalents	$(15,001)	$104,301
Operating Activities
Our primary source of cash from operating activities is from collections of receivables from customer billings. Our primary use of cash in operating activities is for the payment to suppliers for media costs and salary and benefit payments for our personnel. Cash used in operating activities is primarily influenced by the volume of sales to advertisers and advertising agencies representing advertisers, as well as by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Cash used in operating activities has typically been due to net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accrued liabilities.
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 97 and 101 days as of March 31, 2015 and March 31, 2014, respectively. Our contracts with advertising inventory suppliers and exchanges typically are based on industry standard payment terms which are typically shorter than our corresponding payment terms with customers. Typically, we expect that during the second and the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented.
For the three months ended March 31, 2015, cash used in operating activities was $4.2 million, resulting from a net loss of $36.9 million, offset by non-cash expenses of $20.1 million, which mainly included depreciation, amortization, stock-based compensation expense and deferred taxes. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth, primarily related to continued investment in our business. These were offset by $12.6 million from the positive net change in working capital items, most notably a decrease in accounts receivable of $22.5 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies, a decrease in prepaid and other assets of $5.4 million due to the collection of certain leasehold reimbursements from landlords, and an increase in deferred revenue of $2.5 million, partially offset by a decrease in accounts payable of $14.8 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors and a decrease in accrued and other liabilities of $4.3 million related to the timing of payments.
For the three months ended March 31, 2014, cash used in operating activities was $1.2 million, resulting from a net loss of $11.2 million, offset by non-cash expenses of $8.0 million, which included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining cash of $2.0 million was provided by the net change in working capital items, most notably a decrease in accounts payable of $5.0 million, related to the timing of payments, compensation and other general expenses and an increase in prepaid and other assets of $3.6 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company. These amounts were partially offset by (i) a decrease in accounts receivable of $7.2 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies and (ii) an increase in deferred rent of $3.6 million.

Investing Activities
During the three months ended March 31, 2015, investing activities primarily consisted of $5.5 million of capital expenditures in the form of purchases of property, equipment and software and $3.1 million of capitalized internal-use software. We expect another $4 to $5 million of facilities-related capital expenditures in the second quarter of 2015, with minimal facilities capital requirements for the remainder of the year.
During the three months ended March 31, 2014, investing activities primarily consisted of $7.2 million of capital expenditures in the form of purchases of property, equipment, including hardware and software to support our growth as well as $1.8 million of capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use hosted software platform. We expect to continue to invest in property and equipment and in the development and enhancement of our software platform.
Financing Activities
During the three months ended March 31, 2015, cash used in financing activities was $2.6 million, consisting primarily of $1.5 million in payments towards our 2014 Loan Facility, as well as $1.1 million in payments towards our capital lease obligations.
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
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 31, 2015 or December 31, 2014 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of March 31, 2015, our principal commitments consisted of obligations under the 2014 Loan Facility that were scheduled to mature at various dates through November 2019 and operating leases for our offices, as well as capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$140,059	$14,591	$40,636	$40,032	$44,800
Capital lease obligations	16,847	5,691	9,544	1,612	—
Term debt (1)	28,500	6,000	12,000	10,500	—
Revolving credit facility (2)	40,000	—	40,000	—	—
Total minimum payments	$225,406	$26,282	$102,180	$52,144	$44,800

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.50% to 4.00%, which was equal to approximately 3.90%, as of March 31, 2015, and is scheduled to mature in December 2019.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to approximately 3.10%, as of March 31, 2015, and has a final maturity date in December 2017.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Critical Accounting Policies, Estimates and Judgments
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
We believe that the assumptions, estimates and judgments associated with revenue recognition, allowances for doubtful accounts and returns, internal-use software development costs, income taxes, stock-based compensation expense and impairment of goodwill and intangible assets have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our condensed consolidated financial statements. The critical accounting policies, estimates and judgments are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no changes or updates to our critical accounting policies since the end of fiscal year 2014, other than as presented below.
Impairment of Goodwill

We perform our annual impairment test towards the end of the fiscal year on December 1 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the quarter ended March 31, 2015, the market capitalization of our publicly traded common stock sustained a decline. We determined the decline to be a change in circumstance triggering the necessity to test our goodwill for impairment. Since we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level.  Since our reporting unit's fair value based on quoted market prices of our common stock was substantially in excess of its carrying value, we concluded that there has been no impairment of goodwill during the quarter ended March 31, 2015. If our assumptions, facts, or circumstances change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The phrase "disclosure controls and procedures" refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our interim chief executive officer, or Interim CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.
Our management, with the participation of our Interim CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim CEO and CFO have concluded that as of March 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in our initial public offering on September 19, 2013 (the “IPO”) and our secondary offering on February 5, 2013 (the “Secondary Offering”) are also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleges that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The consolidated complaint also alleges that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of those who purchased our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in our initial public offering on September 19, 2013, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint seeks monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint on April 13, 2015. We intend to vigorously defend ourselves against this purported class action.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of our officers and our board of directors. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. This state court action has been stayed pending the outcome of the defendants’ motions to dismiss in In re Rocket Fuel Securities Litigation.
The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.
We expense legal fees in the period in which they are incurred.

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the first two pages in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
Risks Related to Our Business and Our Industry
Our limited operating history makes it difficult to evaluate our business and prospects.
We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, our rate of growth has been declining since the third quarter of 2013. We may not be able to slow or reverse this decline in revenue growth rate, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining customers and maintaining relationships with advertising agencies; and developing new offerings, either internally or through acquisitions.
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

•
successfully complete the integration of [x+1], a provider of programmatic marketing and data management solutions that we acquired in September 2014, including but not limited to the integration of the [x+1] technology platform with ours;

•
expand our expertise in technologies required for our offerings, such as our self-service DSP and DMP enterprise solutions, that involve developing solutions for use directly by others, including user interface development, user documentation and ongoing customer support and maintenance;

•	effectively execute on our recently announced operating efficiency initiatives, to create more leverage in our business;

•	distinguish ourselves from competitors in our industry while at the same time working with those competitors that also offer advertising inventory for our acquisition and placement;

•	maintain and expand our relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns, including but not limited to Facebook inventory;

•	respond to evolving industry standards, government regulations and customer requirements that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy; and

•	expand our business internationally
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

Based upon all of the factors described above and others that we may not anticipate, including those beyond our control, we have a limited ability to forecast our future revenue, costs and expenses and the resulting profit or loss and cash flows. As a result, our actual operating results may from time to time fall below our estimates or the expectations of investors and analysts. Furthermore, our projected results may from to time fall below our initial estimates or the expectations of investors and analysts. These situations have occurred several times since our initial public offering and resulted in substantial declines in our stock price. See “Risks Related to the Securities Markets and Ownership of our Common Stock—We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline,” below.
We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $64.3 million, $20.9 million and $10.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of March 31, 2015, we had an accumulated deficit of $145.6 million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. For example, our operating expenses increased more rapidly than our revenue in 2014, primarily due to substantial investments in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations. We expect our costs and expenses to continue to increase in absolute dollars in the foreseeable future as we continue to expand our business by adding sales and related support employees, particularly in support of increased sales efforts for our Digital Marketing Hub and related technology solutions, and the continued expansion of international sales efforts. We are also adding engineering employees to support continued investments in our technology platforms, including efforts to complete integration of the offerings we acquired with [x+1].
In order to achieve sustained profitability and positive cash flow, we must change our operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
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
In September 2014, we acquired [x+1], a provider of programmatic marketing and data management solutions. This acquisition involves significant risks to our business. It may not ultimately strengthen our competitive position. It could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the value of our common stock. In addition, completion of the integration will continue to require significant management attention and resources. Our executive vice president of enterprise solutions (the former chief executive officer of [x+1]) recently announced that he was leaving the company. His direct reports have been re-organized, but as with any re-organization this may pose unexpected challenges. If we are unsuccessful at completing the integration of [x+1]'s employees or technologies, our financial condition and results of operations, including revenue growth and net income, as well as our corporate culture, could be adversely affected.
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
Any expense reduction initiatives that we have undertaken or may undertake may not deliver the expected results and these actions may adversely affect our business.
In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements. On April 22, 2015 we committed to a plan intended to improve our operational efficiency, which included a reduction of approximately 11% of our workforce to be completed during the three months ending June 30, 2015 and other cost reduction measures that will continue throughout fiscal year 2015. As we take these or other actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions could result in disruptions to our operations and our workforce, and adversely affect our business. To effectively manage our business growth and operations with fewer than anticipated employees, we will need to spend significant resources to further automate our business processes, improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

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
These enhancements and improvements will require capital expenditures and allocation of valuable management and employee resources. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, including reductions in headcount, our business could be adversely affected. In addition, we cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful in reducing our overall expenses as expected or that additional expenses will not offset any such reductions. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.
If we do not manage our growth effectively, (i) the quality of our solutions and services and our relationships with our customers may suffer, and/or (ii) our ability to perform essential administrative functions may be impaired. Either or both of these results could have an adverse impact on our business, financial condition and results of operations.
Our business has grown rapidly. We rely heavily on information technology ("IT") systems to manage critical customer-related functions such as advertising campaign management and operations, data center operations and data management platform hosting. We must expand, improve and automate these systems to maintain the quality of our solutions as we grow and, in particular, to avoid service interruptions, security breaches and slower system performance for our enterprise solutions, including our self-service DSP and our data management platform ("DMP"). We also depend on IT systems to manage essential functions such as revenue recognition, budgeting, forecasting, financial reporting and other administrative functions, and we must continue to expand and improve these IT systems as well. Despite the use of IT systems, many of our processes remain manual in nature, and thus we must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not quickly and effectively integrate and train our new employees, including employees acquired as part of our recent acquisition of [x+1], and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. Our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solutions. Our rapid growth has resulted in challenges, and if we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solutions may suffer, our relationships with our customers may be harmed and our corporate culture may be adversely impacted. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.

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
If we are unable to attract and retain new advertising customers and sell additional and new offerings to our longer-term customers, our revenue will be adversely affected.
To sustain or increase our revenue, we must add and retain new advertisers and encourage longer-term advertisers (both of which are often represented by advertising agencies) to purchase additional offerings from us, including our new enterprise solutions. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our DSP managed service solution have increased their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. Since 2014, we have been experiencing a decline in average customer spend compared to prior year periods, as well as a decline in spend by some of our larger customers and the loss of some of our larger customers. If we are unable to reverse this trend, continue to attract new advertisers or obtain additional business from existing advertisers, our revenue growth and our business will be adversely affected. We have experienced a slowing rate of revenue growth since the third quarter of 2013. Our ability to slow or reverse this declining rate of growth will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance.

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
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. During 2014 and the first quarter of 2015, we experienced a decline in revenue from some customers that directed more spend through agency trading desks. Our ability to continue competing successfully, grow and retain revenue will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks.
We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours or leverage captive inventory or data to their advantage. These factors could result in declining revenue, or inability to grow our business.
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
As of March 31, 2015, we had $92.1 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
If we do not effectively train and provide tools and technology to support our sales and customer service and operations teams, we may be unable to maintain or increase sales to our existing customers or maintain customer satisfaction, and our business would be adversely affected.
We are substantially dependent on our sales and customer service and operations teams team to maintain and increase sales from our existing customers and on our customer service and operations teams to maintain customer satisfaction. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and customer service and operations personnel to support our growth and maintain customer satisfaction, and providing them the tools and technology that they need to efficiently do their jobs and satisfy customer demands. As we expand our offerings within mobile, social and video channels, and with our self-service platforms, our sales teams are also required to spend time learning new offerings and become more effective at cross-selling. Our customer service and operations teams are required to spend time learning to support the new offerings and troubleshooting customer issues. If we cannot provide the tools and training to our teams to support new and repeat customer growth, we will continue to see declines in our revenue retention rate that we have experienced since the beginning of 2014, and fail to maintain satisfactory customer relationships. With the introduction of our enterprise self-service solution and our acquisition of [x+1] and its enterprise offerings, we now require sales and customer service and operations teams to meet the demands of two distinctly different types of customers with different types of offerings; those that purchase managed services from us, and those that invest in our technology as an enterprise solution. Our sales and customer service and operations teams have been primarily trained and experienced in selling and supporting our managed service solutions to and servicing advertising agencies, which often control advertisers' budgets. Our enterprise solutions are marketed and sold to agencies, enterprise customers and other channel partners directly. We are expanding our capabilities in enterprise sales and customer service and operations, and we have invested in existing personnel to sell solutions to advertising agencies, large brand advertisers and channel partners and provide customer support.
In recent quarters, we have experienced sales productivity declines. If we are unable to train sufficient numbers of sales personnel, or the sales personnel are not effective in obtaining new customers or increasing sales to our existing customer base, our business would be adversely affected.
We expect the investment of time on sales hiring, training and education efforts to continue to negatively impact sales productivity in the short term. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. The rate of growth in sales productivity for current sales personnel may not improve in the near term. In addition, new hires typically require significant training, and it may take significant time before they achieve full productivity. During the remainder of 2015, our ability to slow or reverse the declines in the quarterly revenue growth rate we have experienced since the third quarter of 2013 will depend, in part, on the pace at which sales personnel hired and trained during 2014 become productive during the remainder of 2015. Since the beginning of 2014, we have experienced year-over-year quarterly declines in sales productivity. As a result of the growth in our sales organization, a large portion of our sales team is still new to the company and our solutions. If we are unable to train sufficient numbers of sales personnel (including enterprise sales personnel), and/or the sales personnel are not effective in obtaining new customers or increasing sales to our existing customer base through cross-selling, our business would be adversely affected.

Our future success depends on the continuing efforts of our key employees, including our founders, and on our ability to recruit and retain a new Chief Executive Officer, as well as to hire, train, motivate and retain additional employees, including executives with public company experience.
Our future success depends heavily upon our hiring of a new Chief Executive Officer ("CEO"), the continuing services of our key employees, including our founders, George John, Chairman of our Board; Richard Frankel, our President; and Abhinav Gupta, our Vice President, Optimization, and on our ability to attract and retain management team members and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.
Over the past six months we have experienced significant turnover within the executive team. In March 2015 we announced a CEO succession plan pursuant to which Board member Monte Zweben replaced George John as Chief Executive Officer on an interim basis and our Board commenced a search for a permanent Chief Executive Officer. Since November 2014 we have hired four senior executives, including a Chief Financial Officer; a Chief Revenue Officer for North America, a Senior Vice President of Research and Development and a Senior Vice President of Human Resources. Our future success depends on a timely and successful CEO search and the swift and effective integration of all new executives into our business operations and company culture. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.
The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is primarily based in Redwood City, California, and we face significant competition for talent from large technology companies such as Google, Facebook, LinkedIn, Twitter and Yahoo!. These companies may provide more generous compensation and benefits, more diverse opportunities and better chances for career advancement, than we do. Some of these advantages may be more appealing to high-quality candidates than those we have to offer. In addition, the decline in our stock price has created additional challenges related to our ability to compete effectively with respect to equity compensation.
New employees often require significant training and, in many cases, take significant time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees.
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

Through 2013, our historical revenue growth partially masked seasonal fluctuations in advertising activity. However, as our revenue growth rate has declined and/or to the extent seasonal advertising patterns become more pronounced, seasonality could cause material fluctuations on our quarterly operating results and cash flows.
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
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download “ad blocking” software that also prevents cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by Internet users, we will be able to set fewer of our cookies in browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to indicate Internet users in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our solution.
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. The Data Protection Regulation, which was endorsed by the European Union Parliament in March 2014, is being reviewed by the European Union Council of Ministers and the European Union Commission. If enacted into law, possible new rules regarding data collection could limit or change the way we collect information, and could have a negative impact on our ability to optimize our clients' advertising campaigns.
Potential “Do Not Track” standards or government regulation could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns we run, and as a result could degrade our performance for our customers.
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. In the past, Microsoft’s Internet Explorer 10 included a “Do Not Track” setting that was selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track”

preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
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
Our business depends in part on providing our advertisers with a service that they trust. We have contractual commitments to take reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify, and we use third-party services to help us meet those commitments. We use third party technology, and our own proprietary technology, to detect bot traffic, as well as click fraud, which is an automated computer-generated click on an advertisement rather than a click by a human. There has recently been a significant amount of negative publicity about bot traffic within our industry, including negative publicity directed at us. Under the circumstances, our abilities to both combat bot traffic and to communicate proactively about our capabilities in this area have become increasingly important. In addition, we use proprietary technology to block inventory that we know or suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on such website. Preventing and combating fraud, which is an industry-wide issue, requires constant vigilance, and we may not always be successful in our efforts to do so or in our efforts to address negative press on the topic.
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

Currently, our social media offering is almost entirely dependent on access to Facebook’s inventory. We no longer have access to FBX inventory and now access Facebook inventory through API's. If our access to quality inventory in social media (including through Facebook) is diminished or if we fail to acquire new advertising inventory in social media, our growth could be impeded and our revenue could decline.
Currently, our social media offering is almost entirely limited to Facebook’s platform. As a result, our ability to grow revenue in the social channel is directly tied to the availability of Facebook ad inventory. We historically accessed Facebook inventory through FBX, which was launched in the second half of 2012. Beginning with the second quarter of 2015, we no longer have access to Facebook's FBX platform, though Facebook allows other companies in our industry to purchase inventory through the FBX platform. This could put us at a competitive disadvantage. We instead access Facebook inventory (including Facebook mobile and video inventory) through an application program interface, or API. If we are unable to compete favorably for advertising inventory on Facebook through the API, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that have access to FBX inventory in addition to the Facebook APIs, have access to advertising opportunities on social media platforms other than Facebook or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on Facebook, integrate with social media platforms that may become more available and/or more popular in the future or otherwise find alternative sources of quality social media inventory, our business could be harmed.
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
We depend upon the sustained and uninterrupted performance of our technology platforms to operate and execute over 2,500 campaigns at any given time; manage our inventory supply (including inventory quality controls); bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack of confidence in us or, on occasion, the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that have not been delivered properly. Material defects or errors in our enterprise platform, including our DMP solution, could also result in unanticipated costs and harm to our reputation. The software systems underlying the enterprise solutions, including the DMP, are inherently complex and may contain errors that could cause disruption in availability and other performance issues. Such performance issues could result in customers making warranty or other claims against us. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our reputation as well as our financial position, results of operations and growth prospects.
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
Our corporate culture has contributed to our success. If we cannot maintain it as the size of our employee base fluctuates, we could lose the innovation, creativity and teamwork fostered by our culture, and our business could be harmed.
Through the first quarter of 2015, we had undergone rapid growth in our employee base. For example, we had 1,183 employees (1009 in the United States and 174 employees overseas) as of March 31, 2015, compared with 710 employees (603 and 107 employees in the United States and overseas, respectively), as of March 31, 2014. However, in April 2015 we announced a reduction in force affecting approximately 11% of our employee base. Both rapid growth and layoffs can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of March 31, 2015, two agency holding companies, and no single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses that negatively impact our financial results.
We currently have foreign sales primarily denominated in British pounds, euros, Japanese yen and Canadian dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds, euros, Canadian dollars and Hong Kong dollars. We expect international sales to become an increasingly important part of our business. Any fluctuation in the exchange rates of these foreign currencies could negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to attempt to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The recent appreciation of the U.S. dollar has caused a decline in the U.S. dollar value of revenue billed in foreign currencies, and we expect this negative impact on revenue and net loss may continue.
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
In connection with the audit of our financial statements for the year ended December 31, 2010, we identified certain material weaknesses in our internal controls resulting from a lack of qualified personnel within our accounting function that possessed an appropriate level of expertise to perform certain functions. We have since remediated these material weaknesses. We are continuing to develop our internal controls, processes and reporting systems to comply with these requirements, by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget and undertake multi-year financial planning and analyses. This process has been and will be time-consuming, costly and complicated. We may not be successful in implementing these systems or in developing other internal controls, which could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. For example, in connection with filing a registration statement for our initial public offering, errors were identified in the unaudited consolidated statement of cash flows for the six months ended June 30, 2012. We have since corrected these errors and concluded that such corrections were immaterial. However, if we identify additional errors that result in material weaknesses in our internal controls over financial reporting and we do not detect errors on a timely basis, our financial statements could be materially misstated. If we identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when requested to do so, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of any such failures, we could also become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, and become subject to lawsuits by stockholders, which could harm our reputation and financial condition or divert financial and management resources from our core business.
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
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. If, as a result, our operating results fall below the expectations of investors and securities analysts, our stock price could decline. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts and returns, internal-use software development costs, income taxes, stock-based compensation expense and impairment of goodwill, and intangible assets.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through March 31, 2015, our common stock has ranged in price from a low of $9.05 to a high of $71.89. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
Our stock price has been volatile and has declined since our initial public offering in September 2013. On September 3, 2014, a stockholder class action lawsuit was filed against us, certain of our officers and certain underwriters of our initial public offering in September 2013 and our follow-on offering in January 2014. On September 10, 2014, a substantively similar lawsuit was filed, adding our board of directors and additional underwriters as defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to the registration statements and prospectuses for our initial and follow-on public offerings, and seek unspecified compensatory damages and other relief. A consolidated complaint was filed on February 27, 2015, and all defendants moved to dismiss the consolidated complaint on April 13, 2015. For more information, see Item 3, "Legal Proceedings." Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, financial condition and results of operations.
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
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 41% of the outstanding shares of our common stock based on the number of shares outstanding as of March 31, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated income through March 31, 2015. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

•
the requirement for the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sale of Unregistered Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Equity Incentive Plan, or 2008 Plan.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	1,667	$1.07	—	—
February 1 - February 28, 2015	—	—	—	—
March 1 - March 31, 2015	2,875	1.07	—	—
Total	4,542	$1.07	—
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

Dated: May 8, 2015

ROCKET FUEL INC.
By:	/s/ David Sankaran
David Sankaran
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/6/2013
10.2	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.3*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.4*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
10.5	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect	S-1/A	333-190695	10.4	9/3/2013
10.6	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-109695	10.5	9/3/2013
10.7	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-109695	10.6	9/3/2013
10.8	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	10-K	001-36071	10.6	2/28/2014
10.9*	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013

10.10*	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.8	8/16/2013
10.11*	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.9	9/3/2013
10.12*	Executive Incentive Compensation Plan	S-1/A	333-109695	10.10	8/16/2013
10.13*	Outside Director Compensation Policy	S-1/A	333-109695	10.11	9/3/2013
10.14	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1/A	333-109695	10.12	8/16/2013
10.15	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1/A	333-109695	10.13	8/16/2013
10.16	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1/A	333-109695	10.14	8/16/2013
10.17	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1/A	333-109695	10.16	8/16/2013
10.18	Fifth Amended and Restated Investors' Rights Agreements, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A thereto	S-3	333-199901	99.1	11/6/2014
10.19*	Employment Offer Letter between Rocket Fuel Inc. and David Sankaran dated as of December 6, 2014	8-K	001-36071	10.1	12/15/2014
10.20*	Employment Offer Letter between Rocket Fuel Inc. and Manu Thapar dated as of November 16, 2014	10-K	001-36071	10.20	3/16/2015
10.21	Amendment dated March 13, 2015 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.21	3/16/2015
10.22*	Interim CEO Offer Letter between the Registrant and Monte Zweben, dated March 23, 2015					X
10.23*	Letter Agreement between the Registrant and David Sankaran regarding relocation assistance dated March 17, 2015					X
10.24*	Management Retention Agreement (Interim CEO) between the Registrant and Monte Zweben dated April 8, 2015					X

10.25*	Management Retention Agreement between the Registrant and George John dated May 4, 2015	X
10.26*	Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	X
10.27*	Management Retention Agreement between the Registrant and David Sankaran dated April 7, 2015	X
10.28*	Management Retention Agreement between the Registrant and Abhinav Gupta dated April 21, 2015	X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

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