Form 10-Q
period 2015-06-30
Rocket Fuel Inc.
filed 2015-08-07
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On July 31, 2015, there were 42,704,430 shares of the registrant's common stock, par value $0.001, outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	62
Item 3.	Defaults upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	63
Item 6.	Exhibits	63
	Signature	64

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$81,065	$107,056
Accounts receivable, net	119,423	135,400
Deferred tax assets, net	1,716	1,716
Prepaid expenses	3,167	3,698
Other current assets	6,847	12,531
Total current assets	212,218	260,401
Property, equipment and software, net	86,719	89,441
Restricted cash	2,304	2,915
Intangible assets, net	60,845	69,299
Goodwill	115,412	115,412
Other assets	1,620	1,797
Total assets	$479,118	$539,265
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$63,305	$76,085
Accrued and other current liabilities	32,740	33,258
Deferred revenue	1,931	593
Current portion of capital leases	6,233	5,482
Current portion of debt	45,720	45,705
Total current liabilities	149,929	161,123
Debt—Less current portion	20,477	23,335
Capital leases—Less current portion	10,649	12,341
Deferred rent—Less current portion	25,498	26,818
Deferred tax liabilities	1,949	2,068
Other liabilities	1,204	814
Total liabilities	209,706	226,499
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value— 1,000,000,000 authorized as of June 30, 2015 and December 31, 2014; 42,662,928 and 42,002,533 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	43	42
Additional paid-in capital	439,542	421,630
Accumulated other comprehensive loss	(113)	(120)
Accumulated deficit	(170,060)	(108,786)
Total stockholders’ equity	269,412	312,766
Total liabilities and stockholders’ equity	$479,118	$539,265
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$120,065	$92,642	$224,399	$167,039
Costs and expenses:
Media costs	49,155	37,930	94,716	67,637
Other cost of revenue	19,826	8,993	39,782	16,821
Research and development	11,791	8,434	23,114	15,675
Sales and marketing	41,750	33,789	84,628	63,548
General and administrative	14,761	12,135	32,335	22,475
Restructuring	6,471	—	6,471	—
Total costs and expenses	143,754	101,281	281,046	186,156
Operating loss	(23,689)	(8,639)	(56,647)	(19,117)
Interest expense	1,045	514	2,385	928
Other (income) expense, net	(696)	425	1,512	444
Loss before income taxes	(24,038)	(9,578)	(60,544)	(20,489)
Income tax (benefit) provision	372	181	729	496
Net loss	$(24,410)	$(9,759)	$(61,273)	$(20,985)
Basic and diluted net loss per share attributable to common stockholders	$(0.58)	$(0.28)	$(1.45)	$(0.61)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	42,296	35,172	42,140	34,606

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(24,410)	$(9,759)	$(61,273)	$(20,985)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	116	(7)	7	25
Comprehensive loss	$(24,294)	$(9,766)	$(61,266)	$(20,960)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(61,273)	$(20,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,023	6,940
Impairment of leasehold improvements	2,704	—
Stock-based compensation	13,881	11,241
Deferred taxes	(20)	112
Excess tax benefit from stock-based activity	—	(163)
Other non-cash adjustments, net	1,044	69
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	15,362	(3,179)
Prepaid expenses and other assets	6,318	(14,614)
Accounts payable	(11,538)	(248)
Accrued and other liabilities	182	(1,301)
Deferred rent	890	15,749
Deferred revenue	1,338	457
Net cash used in operating activities	(7,089)	(5,922)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(10,085)	(19,141)
Capitalized internal-use software development costs	(6,048)	(3,555)
Changes in restricted cash	636	(2,203)
Net cash used in investing activities	(15,497)	(24,899)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	—	115,130
Proceeds from employee stock plans, net	3,139	5,671
Excess tax benefit from stock-based activity	—	163
Tax withholdings related to net share settlements of restricted stock units	(533)	(53)
Repayment of capital lease obligations	(2,755)	(430)
Proceeds from debt facilities, net of debt issuance costs	(242)	—
Repayment of debt	(3,000)	—
Net cash (used in) provided by financing activities	(3,391)	120,481

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	7
CHANGE IN CASH AND CASH EQUIVALENTS	(25,991)	89,667
CASH AND CASH EQUIVALENTS—Beginning of period	107,056	113,873
CASH AND CASH EQUIVALENTS—End of period	$81,065	$203,540

	Six Months Ended
	June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$454	$205
Cash paid for interest	1,921	791
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$428	$9,079
Offering costs recorded in accrued liabilities	—	32
Property, plant and equipment acquired under capital lease obligations	1,786	7,350
Vesting of early exercised options	97	576
Stock-based compensation capitalized in internal-use software costs	1,286	762
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of June 30, 2015 and December 31, 2014, two agency holding companies and no single advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the three and six months ended June 30, 2015 and 2014, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the three and six months ended June 30, 2015 and 2014.
Goodwill—The Company performs an annual impairment test towards the end of its fiscal year on December 1 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the quarter ended June 30, 2015, the market capitalization of its publicly traded common stock sustained a decline. The Company determined the decline to be a change in circumstances triggering the necessity to test its goodwill for impairment. Since the Company operates its business in one reporting unit, the goodwill is tested for impairment at the enterprise level. Since the reporting unit's fair value based on quoted market prices of the Company's common stock was in excess of its carrying value, it concluded that there has been no impairment of goodwill during the quarter ended June 30, 2015. If facts, circumstances or assumptions change in the future, the Company may be required to record impairment charges to reduce the carrying value of its goodwill.
Fair Value Measurement—The fair value of the money market funds presented as cash equivalents on our Consolidated Balance Sheets were $22.9 million as of June 30, 2015 and December 31, 2015. These are measured as level 1 inputs in the fair value hierarchy.

The fair values of our other financial instruments, not carried at fair value on the Consolidated Balance Sheets, including accounts receivable, accounts payable, accrued liabilities, term loan and revolving credit facility do not materially differ from their carrying amounts due to their short maturities and, in the case of the term loan and revolving credit facility, their variable, market-based interest rates.
Recently Issued and Adopted Accounting Pronouncements
On April 15, 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The guidance is effective for annual periods and interim periods therein beginning after December 15, 2015. The Company is evaluating the impact from the adoption of this guidance on its consolidated financial statements.

In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company does not expect this guidance to affect our balance sheets as we currently present debt issuance costs as offsets to the related debt.

In August 2014, the FASB provided accounting guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures under ASU 2014-15. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expects no material modifications to its financial statements.

In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU 2014-09. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Capitalized internal-use software costs	$30,955	$23,385
Computer hardware and software	49,906	46,299
Furniture and fixtures	13,531	11,674
Leasehold improvements	39,147	36,811
Total	133,539	118,169
Accumulated depreciation and amortization	(46,820)	(28,728)
Total property, equipment and software, net	$86,719	$89,441
Total depreciation and amortization expense, excluding amortization of internal-use software costs, was $6.1 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively, and $12.1 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense of internal-use software costs was $1.8 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.4 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively. Refer to Note 4 for details of the Company's capital leases as of June 30, 2015 and December 31, 2014.

In the three months ended June 30, 2015, the Company recorded an impairment charge of $2.7 million for certain of its leasehold improvements in connection with its restructuring activities. Refer to Note 5 for details of the Company's restructuring plan.
Total amortization expense related to intangible assets acquired in the business combination with [x+1] was $4.2 million and $8.5 million for the three and six months ended June 30, 2015, respectively.

NOTE 3.	BUSINESS COMBINATIONS
On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owns X Plus One Solutions, Inc, known in the industry as [x+1] ("[x+1]"). The acquisition of [x+1] significantly expanded the market opportunity and accelerated the Company’s entry into the digital marketing enterprise software-as-a-service ("SaaS") market. At closing, all outstanding shares of [x+1]'s capital stock and stock options were canceled in exchange for an aggregate of $98.0 million in cash and approximately 5.3 million shares of the Company’s common stock. The total preliminary purchase consideration is as follows (in thousands):

Purchase consideration:
Cash	$98,045
Fair value of 5,253,084 shares common stock transferred	82,421
Total preliminary purchase price	$180,466
The acquisition of [x+1] was accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer. The Company expensed the acquisition-related transaction costs in the amount of $4.9 million in general and administrative expenses. The total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The total purchase price was allocated using the information currently available for asset acquired and liabilities assumed and may be revised when these estimates change (in thousands):

Current assets	$32,005
Non-current assets	3,999
Current liabilities	(28,893)
Non-current liabilities	(16,216)
Net acquired tangible assets	(9,105)
Identifiable intangible assets	74,700
Goodwill	114,871
Total preliminary purchase price	$180,466
The goodwill was primarily attributable to synergies expected to be generated from combining the Company's and [x+1]’s technology and operations. None of the goodwill recorded as part of the acquisition will be deductible for U.S. federal income tax purposes.
The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$—
Goodwill acquired	114,871
Goodwill adjustments recorded during the three months ended December 31, 2014 (1)	541
Balance as of December 31, 2014 and June 30, 2015	$115,412

(1) Pursuant to business combinations accounting guidance, goodwill adjustments, for the effect of changes to net assets acquired during the measurement period, may be recorded up to one year from the date of an acquisition. Goodwill adjustments were not significant to our previously reported operating results or financial position.
The results of operations of [x+1] have been included in the Company's condensed consolidated statements of operations from the acquisition date. The following unaudited pro forma condensed combined financial information reflects the Company's results of operations for the periods indicated and assumes that the business had been acquired at the beginning of fiscal year 2014. The pro forma results include adjustments for amortization associated with the acquired intangible assets. The pro forma results are presented for informational purposes only and are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Pro forma revenue	$114,753	$210,147
Pro forma revenue less media costs	$63,531	$116,745
Pro forma net loss	$(17,319)	$(35,154)

NOTE 4.	CAPITAL LEASES
Property, equipment and software includes hardware and software related to our data centers, which are acquired under capital lease agreements. The remaining future minimum lease payments under these non-cancelable capital leases as of June 30, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 6 months)	$3,514
2016	7,028
2017	5,342
2018	2,329
2019	79
Thereafter	—
Total minimum lease payments	$18,292
Less: amount representing interest and taxes	(1,410)
Less: current portion of minimum lease payments	(6,233)
Capital lease obligations, net of current portion	$10,649

NOTE 5.	RESTRUCTURING COSTS
In April 2015, the Company announced a plan intended to improve its operational efficiency, which included a reduction of its workforce, subletting of certain excess leased office space, and other cost reduction measures. During the three months ended June 30, 2015, the Company incurred approximately $3.4 million in employee severance costs and $0.3 million in broker costs associated with subleasing of the excess office space. The Company also incurred a $2.7 million non-cash impairment charge for leasehold improvements and certain other assets related to the subleased facility. The Company expects to complete any remaining cash obligations associated with these restructuring activities in the third quarter of 2015.

NOTE 6.	DEBT
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
As of June 30, 2015, $27.0 million in term loans, $40.0 million under the revolving credit facility and letters of credit in the amount of $7.0 million were outstanding. The term loan is being repaid in quarterly principal installments of $1.5 million. The Company paid customary closing fees and pays customary commitment fees and letter of credit fees.
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
The terms of the 2014 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of June 30, 2015, the Company was in compliance with all covenants.

Future Payments
Future principal payments of term loan as of June 30, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 6 months)	$3,000
2016	6,000
2017	6,000
2018	6,000
2019	6,000
Total	27,000
Less: current portion of term loan	(6,000)
Term loan, net of current portion	$21,000
As of June 30, 2015, the $40.0 million balance outstanding under the revolving credit facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. The debt on the condensed consolidated balance sheets is shown net of $0.8 million in debt issuance costs.

NOTE 7.	STOCKHOLDERS’ EQUITY
The following table summarizes information pertaining to our stock-based compensation from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Six Months Ended June 30,	Six Months Ended June 30,
	2015	2014
Stock options:
Outstanding at the beginning of the period	6,291	7,411
Options granted	375	487
Options exercised	(217)	(818)
Options forfeited	(364)	(154)
Outstanding at the end of the period	6,085	6,926
Total intrinsic value of options exercised	$1,426	$12,717
Total unrecognized compensation expense at period-end	$18,569	$30,405
Weighted-average remaining recognition period at period-end (in years)	2.0	2.4

Stock awards:
Outstanding at the beginning of the period	2,515	382
Stock awards granted	1,628	520
Stock awards vested	(172)	(27)
Stock awards canceled	(561)	(31)
Outstanding at the end of the period	3,410	845
Weighted-average grant-date fair value	$12.76	$44.15
Total unrecognized compensation expense at period-end	$39,102	$27,238
Weighted-average remaining recognition period at period-end (in years)	3.2	3.5
Employee Stock Purchase Plan—In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the Company's initial public offering, the first offering period started on October 1, 2013 and ended on May 31, 2014. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2015, total compensation costs related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before November 30, 2015, were approximately $1.1 million, which will be recognized over the remaining offering period.
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

The Company uses the straight-line method for expense recognition over the vesting period of the award or option.
The assumptions used to value options granted to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term (years)	6.3	5.5–6.3	6.3	5.5–6.3
Volatility	50.7%–58.0%	57.8%–58.0%	50.7%–58.0%	55.6%–58.0%
Risk-free interest rate	1.57%–1.85%	1.96%–1.97%	1.57%–1.85%	1.85%–1.97%
Dividend yield	—	—	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term (years)	0.5	0.5-0.7	0.5	0.5-0.7
Volatility	73.3%-77.2%	66.2%-77.4%	73.3%-77.2%	66.2%-77.4%
Risk-free interest rate	0.07%-0.08%	0.06%-0.07%	0.07%-0.08%	0.06%-0.07%
Dividend yield	—	—	—	—
Stock-based compensation allocation
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Other cost of revenue	$477	$276	$1,102	$528
Research and development	1,834	1,311	4,081	2,298
Sales and marketing	2,325	2,748	5,156	4,915
General and administrative	1,798	1,664	3,542	3,215
Total	$6,434	$5,999	$13,881	$10,956

NOTE 8.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three and six months ended June 30, 2015 and 2014, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(24,410)	$(9,759)	$(61,273)	$(20,985)
Weighted-average shares used to compute basic and diluted net loss per share	42,296	35,172	42,140	34,606
Basic and diluted net loss per share	$(0.58)	$(0.28)	$(1.45)	$(0.61)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	9,606	7,993	9,606	7,993

NOTE 9.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provisions of $0.4 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively and $0.7 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, primarily due to foreign and state income tax expense. The primary difference between the effective tax rate and the federal statutory tax rate in the United States relates to the valuation allowances on the Company’s net operating losses, state and foreign tax rate differences, and research and development credits.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided certain valuation allowance against such assets as of June 30, 2015 and December 31, 2014.

NOTE 10.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in the United States that expire at various dates through 2025.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $4.0 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively, and $8.0 million and $6.8 million for the six months ended June 30, 2015 and 2014, respectively.

The approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of June 30, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 6 months)	$10,020
2016	20,701
2017	19,826
2018	18,686
2019	21,185
Thereafter	43,810
$134,228
Please refer to Note 4 for details of the Company's capital lease commitments as of June 30, 2015.
Letters of Credit Bank Guarantees and Restricted Cash—As of June 30, 2015 and December 31, 2014, the Company had irrevocable letters of credit for facilities leases, with all financial institutions, in the amounts of $7.2 million and $6.8 million, respectively. The letters of credit have various expiration dates, with the latest being December 2023.
As of June 30, 2015, the Company had $2.3 million in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
Legal fees are expensed in the period in which they are incurred.

NOTE 11.	SEGMENTS
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
North America	$101,666	$77,924	$189,915	$140,571
All Other Countries	18,399	14,718	34,484	26,468
Total revenue	$120,065	$92,642	$224,399	$167,039
The following table summarizes total long-lived assets in the respective locations (in thousands):

	June 30,	December 31,
	2015	2014
North America	$82,568	$85,355
All Other Countries	4,151	4,086
Total long-lived assets	$86,719	$89,441

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
expectations for financial performance in 2015, including revenue, media costs, other costs or revenue, margins, levels of operating expenses in the areas of research and development, sales and marketing and general and administrative, and our goal of achieving positive non-GAAP adjusted EBITDA for the full year, cash flows form operations and free cash flows;

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
Overview
We are a technology company that has developed an Artificial Intelligence, or AI, and Big Data-driven predictive modeling and automated decision-making platform. We are focused on maintaining and expanding our AI platform and our R&D team is currently developing a next-generation AI system. Our technology is designed to address the needs of markets in which the volume and speed of information render real-time human analysis infeasible. We are focused on the large and growing digital advertising market that faces these challenges. Specifically, we have developed a media buying technology platform that uses AI to solve marketing’s age-old challenge: how to deliver better return-on-investment, or "ROI," on marketing initiatives by providing the right message to the right person at the right time, on addressable devices across the globe. Our media-buying platform, which we refer to as our Demand-Side Platform, or “DSP” is available to advertising agencies and advertisers as a managed service offering, whereby Rocket Fuel manages certain elements of advertising campaigns on behalf of an advertiser, and through a self-service offering, whereby an agency or advertiser licenses our technology to manage its own advertising campaigns.
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
The addition of these offerings gives us the opportunity to offer solutions to help marketers optimize the complete consumer journey, and to extend our core AI technology beyond paid advertising to more broadly address the advertisers' marketing challenges across a brand’s paid, earned and owned media.
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

Non-GAAP Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles applicable in the United States, or GAAP, we also monitor the non-GAAP metrics set forth below to help us evaluate growth and profitability, establish budgets, and assess our operational efficiencies (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Non-GAAP net revenue	$70,910	$54,712	$129,683	$99,402
Non-GAAP adjusted EBITDA	$1,394	$1,535	$(12,232)	$(856)
Non-GAAP adjusted net income (loss)	$(7,177)	$(3,660)	$(32,276)	$(9,929)
Non-GAAP adjusted net income (loss) per share	$(0.17)	$(0.10)	$(0.77)	$(0.29)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$120,065	$92,642	$224,399	$167,039
Less: Media costs	49,155	37,930	94,716	67,637
Non-GAAP net revenue	$70,910	$54,712	$129,683	$99,402
Non-GAAP Adjusted EBITDA
Non-GAAP adjusted EBITDA is a non-GAAP financial measure defined by us for the periods presented as GAAP net loss before interest expense, other income (expense), net, income tax provision (benefit), depreciation and amortization expense, stock-based compensation expense and related payroll taxes and acquisition or restructuring related expense.
We have presented non-GAAP adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop operating plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP adjusted EBITDA provides useful information to understand and evaluate our operating results.
However, our use of non-GAAP adjusted EBITDA has limitations and should not be considered in isolation or as a substitute to our financial results as reported under GAAP. Some of these limitations are as follows: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and non-GAAP adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; non-GAAP adjusted

EBITDA does not consider the potentially dilutive impact of equity-based compensation; non-GAAP adjusted EBITDA does not reflect acquisition and restructuring related expenses, tax and interest expenses that may represent payments reducing the cash available to us; and other companies, including those in our industry, may calculate non-GAAP adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, our management considers non-GAAP adjusted EBITDA alongside other financial performance measures, including cash flow metrics, GAAP net income (loss) and our other GAAP results.
The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(24,410)	$(9,759)	$(61,273)	$(20,985)
Adjustments:
Interest expense, net	1,045	514	2,385	928
Income tax (benefit) provision	372	181	729	496
Depreciation and amortization expense	12,158	3,890	24,024	6,810
Stock-based compensation	6,434	5,999	13,881	10,956
Other (income) expense, net	(696)	425	1,512	444
Acquisition expense	—	100	—	100
Restructuring expense	6,471	—	6,471	—
Payroll tax expense related to stock based compensation	20	185	39	395
Total adjustments	25,804	11,294	49,041	20,129
Non-GAAP adjusted EBITDA	$1,394	$1,535	$(12,232)	$(856)
Non-GAAP Adjusted Net Income (Loss)
Non-GAAP adjusted net income (loss) and non-GAAP adjusted net income (loss) per diluted share are non-GAAP financial measures that are useful to us and investors because they present an additional measurement of our financial performance, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the impact of certain non-cash expenses such as amortization of intangible assets and stock-based compensation, and expenses such as acquisition and restructuring related expenses. We believe that analysts and investors use non-GAAP adjusted net income and non-GAAP adjusted net income (loss) per diluted share as supplemental measures to evaluate the overall operating performance of companies in our industry.
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

The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted net income (loss) for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(24,410)	$(9,759)	$(61,273)	$(20,985)
Adjustments:
Stock-based compensation expense	6,434	5,999	13,881	10,956
Amortization of intangible assets	4,227	—	8,454	—
Acquisition expense	—	100	—	100
Restructuring expense	6,471	—	6,471	—
Tax impact of the above items	101	—	191	—
Non-GAAP adjusted net income (loss)	$(7,177)	$(3,660)	$(32,276)	$(9,929)

Basic and diluted net loss per share attributable to common stockholders	$(0.58)	$(0.28)	$(1.45)	$(0.61)

Non-GAAP adjusted net income (loss) per diluted share	$(0.17)	$(0.10)	$(0.77)	$(0.29)
Weighted average shares used in computing non-GAAP adjusted net income (loss) per diluted share	42,296	35,172	42,140	34,606
Factors Affecting Our Performance
We believe that the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance. In 2014 we noted an expanding trend of customer concerns about inventory quality on real-time advertising exchanges that impacts the entire industry. In addition, a significant shift in the channel mix of digital advertising could also impact our performance as we must optimize our solutions for, and face a different competitive landscape in, the mobile, social and video channels. For example, Facebook recently announced restrictions on our access to the Facebook exchange platform, or FBX, requiring us to adapt our offering in order to continue to access advertising inventory from Facebook and expand into mobile advertising with Facebook. We are adapting our technology and offerings to address this challenge. Facebook allows some other companies in our industry to purchase inventory through the FBX platform. This could put us at a competitive disadvantage.
Ability to Market and Sell our Solutions to Advertisers and their Agencies and Agency Holding Companies
Our DSP offering competes for digital advertising budgets with a variety of companies, including other companies with DSP offerings, agency trading desks and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In our experience, it is our larger and longer tenured customers who are more likely to reduce spend with us in favor of self-service platforms, agency trading desks, or other media strategies. Beginning in 2014, we have experienced a decline in revenue from some customers when they utilized agency trading desks to a greater extent or adopted self-serve platforms. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow and/or retain revenue. In July 2014, we announced an expansion of our self-service platform to the United States and Europe, which we believe will allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. We established a strategic agency selling team and have been entering into contracts in which agency holding companies utilize our technology for or with their trading desk solutions.  Agency holding companies have many technology partners and we need to prove the value of our solutions.
Ability to Market and Sell Our Solutions and SaaS Technology Platform to Direct Advertisers
In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] added important assets to our technology solutions, principally a Data Management Platform, or “DMP,” and Site Optimization technology, which are enterprise solutions that enable customers to use their own customer relationship data and third party data to deliver timely and relevant advertising messages across paid, earned, and owned media channels, including an advertiser's own website. These additions have enabled us to broaden our solutions to help marketers optimize the consumer journey, and to extend our core AI technology beyond paid advertising to more broadly address advertisers' marketing challenges across paid, earned and owned media. As part of this strategy, we have increased, and expect to continue to increase, the number of sales representatives we have calling on direct advertisers.
These SaaS and self-service offerings have different margins and operating costs than our DSP offerings. Our strategy to sell to direct advertisers and to offer DMP as well as DSP platforms had, and will continue to have, an impact on our revenue mix and non-GAAP net revenue margins. To illustrate, during the second quarter of 2015, non-GAAP net revenue from direct advertisers increased to $15.4 million, or 22% of non-GAAP net revenue, compared to $4.9 million, or 9% of non-GAAP net revenue, for the second quarter of 2014. Our total non-GAAP net revenue, as a percentage of GAAP revenue, was 59% in the second quarter of 2015, the same percentage as in the second quarter of 2014.
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
Our number of active customers increased to 1,592 as of June 30, 2015 from 1,444 as of June 30, 2014.We define an active customer as a customer from whom we recognized revenue in the last three months. Thus, active customers in a given quarter includes both new customers and longer-term customers returning to spend with us again. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business.
Our revenue retention rate was 121% for the twelve months ended June 30, 2015 and 128%, 130%, 135%, and 149% for each of the twelve months ended March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively. We define our revenue retention rate with respect to a given twelve-month period as (i) the revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period.
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
Ability to Market and Sell to Multiple Digital Advertising Products via Multiple Channels
Our DSP solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. In fiscal year 2014, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third generated through brand campaigns. The digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising. Historically, our revenue has predominantly come from managed service display advertising, and we grew revenue from delivery to other channels, which include mobile, video and social channels, to 44% of our revenue in fiscal year 2014. As display advertising is now growing more slowly than other channels, our future performance is dependent in part on our ability to grow our share of these other channels.

Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings to address additional needs of marketers, including offering our DMP and DSP as self-service SaaS solutions in addition to our managed service offerings. As part of this growth strategy, we added sales, marketing, operations and customer support personnel. Our growth strategy also includes continuing to invest in research and development to enhance our solutions, integrate our technology platforms and create additional offerings. As a result of these investments in resources and growth, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue during 2014. In 2015, we are focusing on automating and streamlining our customer service, operations, account management, IT, financial and administrative systems and controls with a goal of reducing the cost of those functions as a percentage of revenue in future periods. As part of our operational efficiency plan, on April 22, 2015 we announced a reduction in our workforce of approximately 11% and other cost reduction measures. As part of this plan, we incurred $6.5 million in restructuring charges in the second quarter of 2015.
We have experienced a continuing decline in sales productivity in North America since the second quarter of 2014. In the short term, we expect sales productivity to continue to be impacted as certain sales personnel transition from supporting our traditional business to supporting our enterprise solutions and as we continue to hire new sales personnel who require time to become productive. Looking ahead, we will focus on achieving improved sales productivity by better tailoring our sales model to differing sizes of customers and prospects, and by improving the focus of our sales representatives on our core offerings.
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
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Despite the seasonal nature of our revenue, many of our costs, such as headcount related expenses, depreciation and amortization, and facilities costs, are relatively fixed in the short term and do not follow these same seasonal trends.
Components of Our Results of Operations
Revenue
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through social and video channels. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. To a lesser extent we generate revenue from license fees to access our SaaS DMP and DSP offerings and related professional services, which are generally recognized over the term of the performance period. Our revenue recognition policies are discussed in more detail in Note 1 to the Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. In the first and second quarters of fiscal year 2015, we reported a sequential decline in media costs as a percentage of revenue as we continued to see the benefits of improvements in our AI-based targeting overall and migrated some former [x+1] DSP customers to the Rocket Fuel DSP with its higher performance targeting. Over the longer term, if we are successful with our efforts to sell self-service offerings, including our SaaS-based DMP and DSP, and also large agency trading desk deals, we expect the resulting changes in revenue mix to impact our media costs as a percentage of total revenue.

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

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives, and as a result, we expect research and development expenses to remain approximately at the second quarter spending levels for the remainder of fiscal year 2015.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on (i) marketing our solution to generate awareness; (ii) increasing the adoption of our solution by existing and new advertisers and agencies; and (iii) expanding our business geographically, primarily by growing our sales team in certain countries in which we currently operate and, to a limited extent, establishing a presence in additional countries. We expect sales and marketing expenses to remain approximately at the second quarter spending levels for the remainder of fiscal year 2015, increasing modestly with any revenue increases due to higher sales commissions associated with such revenue increases. However, over the longer term, we expect such costs to increase as we invest in selling efforts to enterprise businesses and expand to additional international markets.

•
General and administrative. Our general and administrative expenses consist primarily of personnel costs associated with our executive, IT, finance, legal, human resources, compliance and other administrative functions, as well as accounting, audit and legal professional services fees, allocated costs and other corporate expenses. Other miscellaneous expenses primarily include local taxes, fees and charitable contributions. We expect to continue to invest in corporate infrastructure, such as automation projects, and incur additional expenses associated with legal and accounting costs and compliance costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect general and administrative expenses to remain approximately at the second quarter spending levels for the remainder of fiscal year 2015.

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
Income Tax (Benefit) Provision
Income tax (benefit) provision consists primarily of income taxes in foreign jurisdictions in which we conduct business and, to a lesser extent, of federal and state income taxes in the United States. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we maintain a valuation allowance against most of our deferred tax assets. We expect to maintain this valuation allowance at least in the near term.
Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data:
Revenue	$120,065	$92,642	$224,399	$167,039
Costs and expenses:
Media cost	49,155	37,930	94,716	67,637
Other cost of revenue (1)	19,826	8,993	39,782	16,821
Research and development (1)	11,791	8,434	23,114	15,675
Sales and marketing (1)	41,750	33,789	84,628	63,548
General and administrative (1)	14,761	12,135	32,335	22,475
Restructuring	6,471	—	6,471	—
Total costs and expenses	143,754	101,281	281,046	186,156
Operating loss	(23,689)	(8,639)	(56,647)	(19,117)
Interest expense	1,045	514	2,385	928
Other (income) expense, net	(696)	425	1,512	444
Loss before income taxes	(24,038)	(9,578)	(60,544)	(20,489)
Income tax (benefit) provision	372	181	729	496
Net loss	$(24,410)	$(9,759)	$(61,273)	$(20,985)
Loss per share:
Net loss per share, basic and diluted	$(0.58)	$(0.28)	$(1.45)	$(0.61)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Other cost of revenue	$477	$276	$1,102	$528
Research and development	1,834	1,311	4,081	2,298
Sales and marketing	2,325	2,748	5,156	4,915
General and administrative	1,798	1,664	3,542	3,215
Total	$6,434	$5,999	$13,881	$10,956

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data: *
Revenue	100%	100%	100%	100%
Costs and expenses:
Media cost	41	41	42	40
Other cost of revenue	17	10	18	10
Research and development	10	9	10	9
Sales and marketing	35	36	38	38
General and administrative	12	13	14	13
Restructuring	5	—	3	—
Total costs and expenses	120	109	125	110
Operating loss	(20)	(9)	(25)	(11)
Interest expense	1	1	1	1
Other (income) expense, net	(1)	—	1	—
Loss before income taxes	(20)	(10)	(27)	(12)
Income tax (benefit) provision	—	—	—	—
Net loss	(20)%	(11)%	(27)%	(13)%

*	Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Revenue	$120,065	$92,642	30%	$224,399	$167,039	34%
Revenue increased $27.4 million, or 30%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, driven in part by revenue from the acquired [x+1] business. Revenue from advertising delivered through the display channel was 61% and 56% of revenue for the three months ended June 30, 2015 and 2014, respectively. Revenue from advertising delivered through other channels was 39% and 44% of revenue for the three months ended June 30, 2015 and 2014, respectively. This is due in part to the Company’s transition from the Facebook exchange (FBX) to Facebook’s API for the purchase of Facebook inventory during the three months ended June 30, 2015. The mobile channel was 26% of revenue for the three months ended June 30, 2015, followed by the social channel and then the video channel.
The increase in revenue was attributable to the revenue from the former [x+1] customers following the acquisition in September 2014, increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by, among other factors, decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 5% increase in the number of campaigns that ran across our platforms during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Due to the higher number of campaigns, the volume of impressions delivered increased by 27% during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The average cost per mille (or cost per thousand impressions) or "CPM", decreased by 1%. Revenue from outside of North America increased by 25% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Revenue from outside of North America, as a percentage of revenue, decreased to 15% from 16% between the three months ended June 30, 2015 and 2014, respectively.

Revenue increased $57.4 million, or 34%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, driven in part by revenue from the acquired [x+1] business. Revenue from the display channel was 60% and 58% of revenue for the six months ended June 30, 2015 and 2014, respectively. Revenue from other channels was 40% and 42% of revenue for the six months ended June 30, 2015 and 2014, respectively. The mobile channel was 25% of revenue for the six months ended June 30, 2015, followed by the social channel and then the video channel.
The increase in revenue was attributable to increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by, among other factors, decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. Growth in our number of active customers was driven primarily by growth in new customers, which generally spend less than customers that have used our solution for longer periods of time. This growth in active customers and new customers also resulted in a 6% increase in the number of campaigns that ran across our platforms during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Due to the higher number of campaigns, the volume of impressions delivered increased by 29% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The average cost per mille (or cost per thousand impressions) or "CPM" remained flat. Revenue from outside of North America increased by 30% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenue from outside of North America, as a percentage of revenue, decreased to 15% from 16% between the six months ended June 30, 2015 and 2014, respectively.
Media Cost and Other Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Media Cost	$49,155	$37,930	30%	$94,716	$67,637	40%
Other cost of revenue	$19,826	$8,993	120%	$39,782	$16,821	137%
Headcount (at period end)	143	58	147%
Media costs increased by $11.2 million, or 30%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to increased sales volume. Media costs were approximately 41% of revenue for both the three months ended June 30, 2015 and 2014, respectively.
Other cost of revenue increased by $10.8 million or 120%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in depreciation and amortization of $4.6 million, which includes capitalized internal-use software, other fixed assets and acquired technology intangible assets, an increase in personnel costs of $3.7 million, an increase in data and inventory validation costs of $1.2 million and an increase in hosting costs of $1.0 million. Amortization of acquired technology intangible assets was $2.9 million for the three months ended June 30, 2015. Amortization of capitalized internal-use software was $1.8 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively. The increase in personnel costs was primarily due to the addition of [x+1] personnel plus other hiring. The increase in data, inventory validation and hosting costs reflected the growth in revenue and expansion of our data centers.
Media costs increased by $27.1 million, or 40%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to increased sales volume. Media costs increased to approximately 42% of revenue from 40% of revenue for the six months ended June 30, 2015 and 2014, respectively. This increase was due to the mix of business and our acquisition of [x+1].
Other cost of revenue increased by $23.0 million or 137%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase in depreciation and amortization of $9.0 million, which includes capitalized internal-use software, other fixed assets and acquired technology intangible assets, an increase in personnel costs of $8.5 million, an increase in data and inventory validation costs of $3.0 million and an increase in hosting costs of $1.9 million. Amortization of acquired technology intangible assets was $5.8 million for the six months ended June 30, 2015. Amortization of capitalized internal-use software was $3.4 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase in personnel costs was primarily due to the addition of [x+1] personnel plus other hiring. The increase in data, inventory validation and hosting costs reflected the growth in revenue and expansion of our data centers.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Research and development	$11,791	$8,434	40%	$23,114	$15,675	47%
Percent of revenue	10%	9%		10%	9%
Headcount (at period end)	189	154	23%
Research and development expense increased by $3.4 million, or 40%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in personnel expense of $2.5 million and, to a lesser extent, to an increase in depreciation and amortization expense of $0.7 million. The increase in personnel expense was primarily due the addition of [x+1] personnel plus other hiring.
Research and development expense increased by $7.4 million, or 47%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase in personnel expense of $5.1 million and, to a lesser extent, to an increase in depreciation and amortization expense of $1.9 million. The increase in personnel expense was primarily due the addition of [x+1] personnel plus other hiring.
We capitalized internal-use software development costs of $3.9 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $7.2 million and $4.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase was due to additional headcount devoted to internal-use software development.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Sales and marketing	$41,750	$33,789	24%	$84,628	$63,548	33%
Percent of revenue	35%	36%		38%	38%
Headcount (at period end)	531	491	8%
Sales and marketing expense increased by $8.0 million, or 24%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in personnel expense of $4.3 million and, to a lesser extent, an increase in depreciation and amortization expense of $2.9 million, primarily for the acquisition of intangible assets of [x+1]. The increase in personnel expense was primarily due to the expansion of our sales force through hiring and the addition of [x+1] personnel.
Sales and marketing expense increased by $21.1 million, or 33%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase in personnel expense of $11.9 million and, to a lesser extent, an increase in depreciation and amortization expense of $5.9 million, primarily for the acquisition of intangible assets of [x+1], and an increase in allocated costs, mostly facility costs, of $1.8 million. The increase in personnel expense was primarily due to the expansion of our sales force through hiring and the addition of [x+1] personnel.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
General and administrative	$14,761	$12,135	22%	$32,335	$22,475	44%
Percent of revenue	12%	13%		14%	13%
Headcount (at period end)	145	123	18%
General and administrative expense increased by $2.6 million, or 22%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily due to an increase in personnel expense of $1.6 million. The increase in personnel costs was driven by hiring and the addition of [x+1] personnel.
General and administrative expense increased by $9.9 million, or 44%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily due to an increase in personnel expense of $5.4 million and, to a lesser extent, to an increase in professional services of $1.8 million and an increase in allocated costs, mostly facility costs, of $1.7 million. The increase in personnel costs was driven by hiring and the addition of [x+1] personnel. The increase in professional services was primarily due to legal and consulting fees.
Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Restructuring charges	$6,471	$—	n/a	$6,471	$—	n/a
Percent of revenue	5%	—%		3%	—%
Restructuring expense for the restructuring plan announced in April 2015 was $6.5 million, during the three and six months ended June 30, 2015. The Company incurred expenses for employee severance costs of $3.5 million, $0.3 million in broker costs and $2.7 million in asset impairment charges related to subletting of certain excess leased office space. Our total workforce declined from 1,183 at March 31, 2015 to 1,008 at June 30, 2015, due to the reduction in force and attrition.
Interest and Other Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Interest expense	$1,045	$514	103%	$2,385	$928	157%
(Gain) loss on foreign currency transactions	(701)	432	(262)%	1,495	461	224%
Other (income) expense, net	5	(7)	(171)%	17	(17)	(200)%
Total	$349	$939	(63)%	$3,897	$1,372	184%
The decrease in interest and other expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, was primarily due to foreign currency gains following the increases in the Canadian dollar, British pound and the Euro against the U.S. dollar during the three months ended June 30, 2015. Interest and other expense increased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to higher foreign currency transaction losses following the declines in the Canadian dollar, British pound and the Euro against the U.S. dollar during the six months ended June 30, 2015, as well as higher interest expense related to additional borrowings under our revolving credit facility, term debt, and higher capital leases.

Income Tax (Benefit) Provision
We recorded an income tax expense of $0.4 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, primarily due to foreign and state income tax expense.
Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents of $81.1 million, of which $1.0 million was held by our foreign subsidiaries, $67.0 million in debt obligations, net of $0.8 million in debt issuance costs, under the amended and restated Revolving Credit and Term Loan Agreement (the "2014 Loan Facility") and $16.9 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2015.
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
On September 5, 2014, we acquired [x+1] for an aggregate purchase price of $98.0 million in cash and approximately 5.3 million shares of our common stock.
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
The 2014 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum EBITDA covenant, maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of June 30, 2015, we were in compliance with all covenants. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
As of June 30, 2015, we had $27.0 million of outstanding term loans, $40.0 million of outstanding revolving loans and issued letters of credit in an amount of $7.0 million under the 2014 Loan Facility. The term loan requires quarterly repayments of $1.5 million beginning in the first quarter of 2015 through the fourth quarter of 2019. In addition, if our outstanding balance under the revolving credit facility falls below the borrowing base defined in the agreement, we may not have access to additional borrowing capacity, and may have to repay amounts under the revolving credit facility from time-to-time.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(7,089)	$(5,922)
Cash flows used in investing activities	(15,497)	(24,899)
Cash flows (used in) provided by financing activities	(3,391)	120,481
Effects of exchange rates on cash	(14)	7
Increase (decrease) in cash and cash equivalents	$(25,991)	$89,667
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
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 90 and 91 days as of June 30, 2015 and June 30, 2014, respectively. Our contracts with advertising inventory suppliers and exchanges typically are based on industry standard payment terms which are typically shorter than our corresponding payment terms with customers. Even though we are required to make timely payments to publishers and exchanges, our customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented.
For the six months ended June 30, 2015, cash used in operating activities was $7.1 million, resulting from a net loss of $61.3 million, offset by non-cash expenses of $41.6 million, which mainly included depreciation, amortization, stock-based compensation expense and deferred taxes. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth. The net loss was further offset by $12.6 million from the positive net change in working capital items, most notably a decrease in accounts receivable of $15.4 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies, a decrease in prepaid and other assets of $6.3 million due to the collection of certain leasehold reimbursements from landlords, and an increase in deferred revenue of $1.3 million, partially offset by a decrease in accounts payable of $11.5 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors.
For the six months ended June 30, 2014, cash used in operating activities was $5.9 million, resulting from a net loss of $21.0 million, offset by non-cash expenses of $18.1 million, which included depreciation, amortization, stock-based compensation expense, excess tax benefit from stock-based activity, losses on disposition of property, plant and equipment and the provision for doubtful accounts. The remaining use of funds of $3.0 million was from the net change in working capital items, most notably an increase in prepaid and other assets of $14.6 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company and a decrease in accounts payable and accrued and other liabilities of $1.5 million, related to the timing of payments, compensation and other general expenses. These amounts were partially offset by an increase in deferred rent of $15.7 million due to the expansion of new office locations and a decrease in accounts receivable of $3.2 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies.
Investing Activities
During the six months ended June 30, 2015, investing activities primarily consisted of $10.1 million of capital expenditures for facilities, as well as, purchases of equipment and software and $6.0 million of capitalized internal-use software. We expect minimal facilities-related capital expenditures for the remainder of the year.
During the six months ended June 30, 2014, investing activities primarily consisted of $19.1 million of capital expenditures in the form of purchases of property, equipment, including hardware and software to support our growth, $3.6 million of capitalized internal-use software development costs as well as $2.2 million in restricted cash required to be deposited with financial institutions for security deposits for our London, United Kingdom and Paris, France office lease agreements.
Financing Activities
During the six months ended June 30, 2015, cash used in financing activities was $3.4 million, consisting primarily of $3.0 million in payments towards our 2014 Loan Facility, as well as $2.8 million in payments towards our capital lease obligations, partially offset by $3.1 million in net cash proceeds from the issuance of common stock, primarily under the employee stock purchase plan.
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
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2015 or December 31, 2014 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of June 30, 2015, our principal commitments consisted of obligations under the 2014 Loan Facility that were scheduled to mature at various dates through 2019 and operating leases for our offices, as well as capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$134,228	$10,020	$40,527	$39,871	$43,810
Capital lease obligations	16,882	6,233	9,541	1,108	—
Term debt (1)	27,000	6,000	12,000	9,000	—
Revolving credit facility (2)	40,000	—	40,000	—	—
Total minimum payments	$218,110	$22,253	$102,068	$49,979	$43,810

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.50% to 4.00%, which was equal to approximately 3.90%, as of June 30, 2015, and is scheduled to mature in December 2019.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to approximately 3.10%, as of June 30, 2015, and has a final maturity date in December 2017.

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
Impairment of Goodwill

We perform our annual impairment test towards the end of the fiscal year on December 1 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the six months ended June 30, 2015, the market capitalization of our publicly traded common stock sustained a decline. We determined the decline to be a change in circumstances triggering the necessity to test our goodwill for impairment. Since we operate our business in one reporting unit, our goodwill is tested for impairment at the enterprise level. As our reporting unit's fair value based on quoted market prices of our common stock was in excess of its carrying value, we concluded that there has been no impairment of goodwill during the quarter ended June 30, 2015. If our assumptions, facts, or circumstances change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill.

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

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, the British Pound and the Euro. While a portion of our sales are denominated in these foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating loss and net loss to be impacted by fluctuations in the exchange rates. In addition, gains or losses from the translation of certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

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
Our management, with the participation of our Interim CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim CEO and CFO have concluded that as of June 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
fluctuations in our non-GAAP net revenue, which varies based on our pricing and on our costs for the purchase of advertising (non-GAAP net revenue is a non-GAAP measure; please see Part I, Item 2 of this Quarterly Report on Form 10-Q, “Non-GAAP Measures," for an explanation of this measure and a reconciliation to the most comparable GAAP measure);

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

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action and stockholder derivative lawsuits described below under “Risks Related to the Securities Markets and Ownership of our Common Stock—The price of our common stock has been volatile and the value of our common stock could decline.”

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
We incurred net losses of $64.3 million, $20.9 million and $10.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of June 30, 2015, we had an accumulated deficit of $170.1 million. We may not achieve profitability in the foreseeable future, if at all. Although our revenue increased significantly through the second quarter of 2015, the rate of revenue growth has been declining since the third quarter of 2013, and we may not be able to sustain revenue growth. For example, our operating expenses increased more rapidly than our revenue in 2014, primarily due to substantial investments in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations. We expect our costs and expenses to continue to increase in absolute dollars in the foreseeable future as we continue to expand our business by adding sales and related support employees, particularly in support of increased sales efforts for our technology solutions, and the continued expansion of international sales efforts. We are also adding engineering employees to support continued investments in our technology platforms, including efforts to complete integration of the offerings we acquired with [x+1].
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
In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements. On April 22, 2015 we committed to a plan intended to improve our operational efficiency, which included a reduction of approximately 11% of our workforce, which was completed during the second quarter of 2015 and other cost reduction measures that will continue throughout fiscal year 2015. As we take these or other actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions could result in disruptions to our operations and our workforce (including higher voluntary attrition), and adversely affect our business. To effectively manage our business growth and operations with fewer than anticipated employees, we will need to spend significant resources to further automate our business processes, improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and the security of our data centers and network;

•	enhancing and automating work processes of our customer service and operations teams to ensure that our service professionals can efficiently support our customers; and

•	enhancing our internal controls to ensure timely and accurate billing processes, and reporting of our results of operations.
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
Our business has grown rapidly. We rely heavily on information technology ("IT") systems to manage critical customer-related functions such as advertising campaign management and operations, data center operations and data management platform hosting. We must expand, improve and automate these systems to maintain the quality of our solutions as we grow and, in particular, to avoid service interruptions, security breaches and slower system performance for our enterprise solutions, including our self-service DSP and our data management platform ("DMP"). We also depend on IT systems to manage essential functions such as revenue recognition, budgeting, forecasting, financial reporting and other administrative functions, and we must continue to expand and improve these IT systems as well. Despite the use of IT systems, many of our processes remain manual in nature, and thus we must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not quickly and effectively integrate and train our new employees, including employees acquired as part of our recent acquisition of [x+1], and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. Our growth may continue to place a strain on our resources, our infrastructure and our ability to maintain the quality of our solutions. Our rapid growth has resulted in challenges, and if we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solutions may suffer, our relationships with our customers may be harmed and our corporate culture may be adversely impacted. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.
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

As we expand our offerings to include SaaS solutions for enterprise clients and agencies, we must develop new skills that are critical to delivering a SaaS offerings, and invest significantly in training employees to support a SaaS business and the long term client relationships that we want to maintain and further develop. Although we acquired an experienced team and well-known products with [x+1], we must expand our expertise in technologies required for those offerings, and develop a reputation for regularly developing and delivering software updates and new features to long term clients. We must continue to develop and provide an easy to use, intuitive user interface for our solutions and provide robust client training programs and professional services to support our clients’ use of our software. We must also provide a secure infrastructure that clients trust to house their customer data, devote significant resources to cyber and physical security, and regularly test, audit, and augment our security protocols and practices. In addition, we must have skilled sales and customer service employees that are capable of working with clients to assess their use of our software. We must be able to develop and execute product roadmaps for clients to facilitate ongoing software feature development and ensure continued client use of our SaaS offerings, including the use of our technology for purchasing digital media for advertising and implementing marketing campaigns.
Because the sales cycle for SaaS solutions can be long and unpredictable and requires considerable time and expense, and client relationships may take a long time to grow and mature, it may be many quarters or years before we know whether our investment in SaaS solutions is a profitable business for us. If we do not develop and maintain a good reputation as a SaaS provider, and we are not successful in generating revenue from our SaaS solutions and the resulting client relationships, then we may not recoup our investments in the SaaS business, and our results of operations will be harmed.
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
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. During 2014 and the first half of 2015, we experienced a decline in revenue from some customers that directed more spend through agency trading desks. Our ability to continue competing successfully, grow and retain revenue will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks.
We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours or leverage captive inventory or data to their advantage. These factors could result in declining revenue, or inability to grow our business.
Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. For example, during 2014, we experienced a decline in revenue from some customers that adopted competitors' DSP and/or DMP solutions rather than our own similar solutions. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our solutions, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors for our media buying solutions include traditional advertising networks, and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our self-service solutions include other companies that offer self-service DSP and/or DMP platforms, such as Salesforce, Adobe and Oracle (BlueKai), that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third party data. Other competitors for our solutions include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising and marketing activities. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources.
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

Our ability to continue competing successfully and growing revenue will depend in part on our ability to retain business from our larger and longer tenured customers; win business from new customers through the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors, including agency trading desks; and attract customers to our self-service platform offering and new enterprise solutions, including the DMP acquired through [x+1]. If a significant portion of our larger and longer tenured customers spend less with us, or stop spending altogether, and we fail to attract sufficient offsetting new business from new customers, our business, financial condition and results of operations would be harmed.
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
As of June 30, 2015, we had $81.1 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
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
We expect the ongoing investment of time on sales hiring, training and education efforts to continue to negatively impact sales productivity in the short term. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Sales productivity for current sales personnel may not improve in the near term. As a result of the growth in our sales organization, a large portion of our sales team is still new to the company and our solutions. If we are unable to train sufficient numbers of sales personnel (including enterprise sales personnel), and/or the sales personnel are not effective in obtaining new customers or increasing sales to our existing customer base through cross-selling, our business would be adversely affected.
Our future success depends on the continuing efforts of our key employees, including our founders, and on our ability to recruit and retain a new Chief Executive Officer, as well as to hire, train, motivate and retain additional employees, including executives with public company experience.
Our future success depends heavily upon our hiring of a new Chief Executive Officer, the continuing services of our key employees, including our founders, George John, Chairman of our Board; Richard Frankel, our President; and Abhinav Gupta;, and on our ability to attract and retain management team members and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.
Over the past nine months we have experienced significant turnover within the executive team. In March 2015 we announced a CEO succession plan pursuant to which Board member Monte Zweben replaced George John as Chief Executive Officer on an interim basis and our Board commenced a search for a permanent Chief Executive Officer. Since November 2014 we have hired four senior executives, including a Chief Financial Officer, a Chief Revenue Officer for North America, a Senior Vice President of Research and Development and a Senior Vice President of Human Resources. Our future success depends on a timely and successful CEO search and the swift and effective integration of all new executives into our business operations and company culture. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.
The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is primarily based in Redwood City, California, and we face significant competition for talent from large technology companies such as Google, Facebook, LinkedIn, Twitter and Yahoo!. These companies may provide more generous compensation and benefits, more diverse opportunities and better chances for career advancement, than we do. Some of these advantages may be more appealing to high-quality candidates and employees than those we have to offer. In addition, the decline in our stock price has created additional challenges related to our ability to compete effectively with respect to equity compensation. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees.
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
Our significant investment in international expansion subjects us to many challenges associated with supporting a rapidly growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, France, Italy, Spain, Sweden and Australia. We established subsidiaries in Germany and Canada in 2013 and in Brazil in 2014. In addition, in 2012, we licensed a third party to make our solution available in Japan. We expect to significantly expand our international operations in the future.
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
The sales cycle for our enterprise business from initial contact with a sales prospect to contract execution and technology implementation, typically takes a significant amount of time and is difficult to predict. The sales cycle in some cases can take up to twelve months or more. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Some of our customers undertake a significant evaluation process that frequently involves not only our platform but also the offerings of our competitors. This process is costly and time-consuming. As a result, it is difficult to predict if and when we will obtain new customers and begin generating revenue from these new customers. Because of the long sales cycle, we may incur significant expenses before we have an opportunity to win the sale and execute a definitive agreement with a prospective customer and even more time before we are able to generate any revenue from any agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue, or that the customer engagement will ultimately be profitable. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses.
If we serve our advertisers’ advertisements on undesirable websites or fail to detect fraud (including bot traffic), our reputation will suffer, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.
Our business depends in part on providing our advertisers with a service that they trust. We have contractual commitments to take reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify, and we use third-party services to help us meet those commitments. We use third party technology, and our own proprietary technology, to detect bot traffic, as well as click fraud, which is an automated computer-generated click on an advertisement rather than a click by a human. In 2014 there was a significant amount of negative publicity about bot traffic within our industry, including negative publicity directed at us. As a result, our abilities to both combat bot traffic and to communicate proactively about our capabilities in this area have become increasingly important. In addition, we use proprietary technology to block inventory that we know or suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on that website. Preventing and combating fraud, which is an industry-wide issue, requires constant vigilance, and we may not always be successful in our efforts to do so or in our efforts to address negative press on the topic.
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
We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory through real-time advertising exchanges on reasonable terms across a broad range of advertising networks and exchanges and premium publishers, including real time advertising exchanges, such as Google’s DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory, including premium publishers with which we may seek direct relationships; and inventory available on social media platforms through application program interfaces, or APIs, including Facebook.
The amount, quality and cost of inventory available to us can change at any time. Our suppliers are not bound by long-term contracts. As a result, we cannot provide any assurance that we will have access to a consistent supply of quality inventory through real-time advertising exchanges. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges continues to increase, while the number of suppliers may decline due to consolidation trends in the industry; both of these factors could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks. We may also seek to acquire access to premium inventory directly from publishers for display, mobile and video impressions. Other companies, including large integrated companies that own or have exclusive relationships with publishers, ad exchanges and ad networks, may compete with us and restrict our access to media inventory from their wholly-owned properties or other publishers.
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
Currently, our social media offering is almost entirely limited to Facebook’s platform. As a result, our ability to grow revenue in the social channel is directly tied to the availability of Facebook ad inventory. We historically accessed Facebook inventory through FBX, which was launched in the second half of 2012. Since April 1, 2015, we no longer have access to Facebook's FBX platform, though Facebook allows other companies in our industry to purchase inventory through the FBX platform. This could put us at a competitive disadvantage. We instead access Facebook inventory (including Facebook mobile and video inventory) through an application program interface, or API. If we are unable to compete favorably for advertising inventory on Facebook through the API, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that have access to FBX inventory in addition to the Facebook APIs, have access to advertising opportunities on social media platforms other than Facebook or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on Facebook, integrate with social media platforms that may become more available and/or more popular in the future or otherwise find alternative sources of quality social media inventory, our business could be harmed.
If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.
There is rapid growth in content consumption on mobile devices. Our success in the mobile channel depends on our ability to access mobile inventory from suppliers, which may also be competitors, on reasonable terms. These suppliers may decide to offer their own solutions and exclude us from reaching quality inventory that they control. Our success also depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution was unable to work on these devices or operating systems, either because of technological constraints or because an operating system or application developer, device maker or carrier wished to impair, or inadvertently impaired, our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed.
Certain self-regulatory organizations of which we are a part (but over which we have limited influence) released mobile-specific privacy principles toward the end of 2014, with enforcement expected to begin on September 1, 2015. If we fail to comply with these principles, or if we must modify our business practices in a way that reduces our ability to provide quality service to clients, it could affect our ability to generate new mobile channel business.
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
Through the second quarter of 2015, we had undergone rapid growth in our employee base. For example, we had 1,008 employees (837 in the United States and 171 employees overseas) as of June 30, 2015, compared with 826 employees (701 and 125 employees in the United States and overseas, respectively), as of June 30, 2014. However, in April 2015 we announced a reduction in force affecting approximately 11% of our employee base. Both rapid growth and layoffs can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of June 30, 2015, two agency holding companies, and no single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering legislation related to online advertising and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers and publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online, and could reduce the demand for our solutions or otherwise harm our business, financial condition and results of operations. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past and could in the future cause us to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to that information, our measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable information about consumers, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solutions by current and future advertisers and advertising agencies.
Our proprietary rights may be difficult to enforce. This could enable others to copy or use aspects of our solutions without compensating us, which could erode our competitive advantages and harm our business.
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
Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed a claimant’s patents or copyrights, royalties or other fees. Any of these events could seriously harm our business, financial condition and results of operations.
Legal claims against us resulting from the actions of our advertisers could damage our reputation and be costly to defend.
We receive representations from advertisers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our advertisers that they maintain adequate privacy policies that allow us to place pixels on their websites and collect data from users that visit those websites to aid in delivering our solution. However, we do not independently verify whether we are permitted to deliver advertising to our advertisers’ Internet users or that the content of the advertisements we deliver is legally permitted. If any of our advertisers’ representations are untrue and our advertisers do not abide by foreign, federal, state or local laws or regulations governing their content or privacy practices, we could become subject to legal claims against us, we could be exposed to potential liability (for which we may or may not be indemnified by our advertisers), and our reputation could be damaged.
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
In connection with the audit of our financial statements for the year ended December 31, 2010, we identified certain material weaknesses in our internal controls resulting from a lack of qualified personnel within our accounting function that possessed an appropriate level of expertise to perform certain functions. We have since remediated these material weaknesses. We are continuing to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and implementing software systems to manage our revenue and expenses and to allow us to budget and undertake multi-year financial planning and analysis. This process has been and will be time-consuming, costly and complicated. We may not be successful in implementing these systems or in developing other internal controls, which could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. For example, in connection with filing a registration statement for our initial public offering, errors were identified in the unaudited consolidated statement of cash flows for the six months ended June 30, 2012. We have since corrected these errors and concluded that the corrections were immaterial. However, if we identify additional errors that are caused by material weaknesses in our internal controls over financial reporting and we do not detect the errors on a timely basis, our financial statements could be materially misstated. If we identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when requested to do so, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of any such failures, we could also become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, and become subject to lawsuits by stockholders, which could harm our reputation and financial condition and divert financial and management resources from our core business.
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
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results could be adversely affected if our assumptions change or if actual circumstances differ from those reflected in our assumptions. If, as a result, our operating results fall below the expectations of investors and securities analysts, our stock price could decline. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts and returns, internal-use software development costs, income taxes, stock-based compensation expense and impairment of goodwill and intangible assets.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.
We may be limited in the portion of net operating loss carry-forwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2014, we had U.S. federal net operating loss carry-forwards, or

NOLs, of $55.3 million and state NOLs of $5.2 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs and future changes in our stock ownership could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.
Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot provide assurance that our business will grow at similar rates, if at all.
Market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Forecasts relating to the expected growth in the digital advertising and real-time buying markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
We may invest in or acquire other businesses in the future. These activities require significant management attention and resources to integrate new businesses into our existing operations. These activities could disrupt our business, dilute stockholder value and adversely affect our financial condition and results of operations.
As part of our business strategy, we may make investments in or acquisitions of complementary companies, products or technologies. These activities involve significant risks to our business. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. The acquisitions we do complete may not ultimately strengthen our competitive position. Any acquisitions we complete could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the value of our common stock. In addition, if we are unsuccessful at integrating acquired employees or technologies, our financial condition and results of operations, including revenue growth, could be adversely affected. Any acquisition and subsequent integration will require significant time and resources. We have only completed one acquisition to date and have not yet completed our integration of the acquired business. As a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to successfully evaluate and use the acquired technology or employees, or otherwise manage the acquisition and integration processes successfully. We will be required to pay cash, incur debt and/or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the value of our common stock. The use of cash to pay for acquisitions will limit other potential uses of our cash, including investments in our sales and marketing and product development organizations, and in infrastructure to support scalability. The issuance or sale of equity or convertible debt securities to finance any acquisitions will result in dilution to our stockholders and could negatively impact earnings per share. If we incur debt in connection with any future acquisition, it would result in increased fixed obligations and could also impose covenants or other restrictions that could impede our ability to manage our operations.
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

•
The need to integrate an acquired company’s accounting, management information, human resources and other administrative systems to permit effective management and timely reporting and to reduce administrative costs;

•	The possibility that the combined company will not achieve the expected benefits of the acquisition, including any anticipated operating and product synergies, as quickly as anticipated, if at all;

•
The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•	The need to address unfavorable revenue recognition or other accounting or tax treatment as a result of an acquired company’s practices;

•
The possibility of higher than anticipated costs in continuing support and development of acquired products; in general and administrative functions that support new or multiple business models; or in compliance with associated regulations that are more complicated than we had anticipated;

•	Cultural challenges associated with integrating employees from an acquired company or business into our organization, and the risk of attrition if integration is not successful;

•	The possibility that we will be unable to retain key employees and maintain the key business and customer relationships of any business we acquire;

•
The possibility that we will not discover important facts during due diligence for an acquisition that could have a material adverse impact on the value of any business we acquire and subject us to unexpected claims and liabilities, regulatory exposure and/or other expenses;

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

•
Additional country-specific risks, to the extent that we engage in strategic transactions outside of the United States, including risks related to integration of operations across different cultures and languages; currency risks; the particular economic, political and regulatory risks associated with specific countries; and the possibility that data privacy regulations in new markets may be applied differently to an acquired company's technology and practices than they are to our technology and practices; and

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
We maintain servers at co-location facilities in California, Illinois, New Jersey, Nevada, Virginia, Germany, the Netherlands and Hong Kong that we use to deliver advertising campaigns for our advertisers, and expect to add other data centers at co-location facilities in the future. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, fires, floods, nuclear disasters, war, acts of terrorism, vandalism or other criminal activities, infectious disease outbreaks and power outages, any of which could render it difficult or impossible for us to operate our business for some period of time. For example, in October 2012, Hurricane Sandy caused our former data center in New York to cease operations because of storm damage, which caused us to divert online traffic to other facilities. Our corporate headquarters and the co-location facility where we maintain data used in our business operations are both located in the San Francisco Bay Area, a region known for seismic activity. If we were to lose the data stored in our California co-location facility, it could take at least a full day to recreate this data in our Nevada co-location facility, which could result in a material negative impact on our business operations, and potential damage to our advertiser and advertising agency relationships. If one of our facilities were to suffer damage, it would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations, and harm our reputation. In addition, we may not carry sufficient business interruption insurance to compensate for the losses that may occur. Any of these losses or damages could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our common stock has been volatile and the value of our common stock could decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through June 30, 2015, our common stock has ranged in price from a low of $7.53 to a high of $71.89. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
Our business results may vary significantly from our guidance due to a number of factors,many of which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would likely decline, as it did following our announcement of guidance for the second quarter of fiscal 2014 on May 8, 2014, and our announcement of third quarter and full year guidance on August 5, 2014.
The concentration of our capital stock ownership with insiders could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 40.8% of the outstanding shares of our common stock based on the number of shares outstanding as of June 30, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations and the attendant responsibilities of management and the board, may make it more difficult to attract and retain board members and senior executives, and have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated income through June 30, 2015. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	3,250	$2.85	—	—
May 1 - May 31, 2015	9,061	3.53	—	—
June 1 - June 30, 2015	1,664	1.07	—	—
Total	13,975	$3.08	—
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

Dated: August 7, 2015

ROCKET FUEL INC.
By:	/s/ David Sankaran
David Sankaran
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/6/2013
10.2	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.3*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.4*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
10.5	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect	S-1/A	333-190695	10.4	9/3/2013
10.6	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-109695	10.5	9/3/2013
10.7	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-109695	10.6	9/3/2013
10.8	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	10-K	001-36071	10.6	2/28/2014
10.9*	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013

10.10*	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.8	8/16/2013
10.11*	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.9	9/3/2013
10.12*	Executive Incentive Compensation Plan	S-1/A	333-109695	10.10	8/16/2013
10.13*	Outside Director Compensation Policy	S-1/A	333-109695	10.11	9/3/2013
10.14	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1/A	333-109695	10.12	8/16/2013
10.15	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1/A	333-109695	10.13	8/16/2013
10.16	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1/A	333-109695	10.14	8/16/2013
10.17	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1/A	333-109695	10.16	8/16/2013
10.18	Fifth Amended and Restated Investors' Rights Agreements, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A thereto	S-3	333-199901	99.1	11/6/2014
10.19*	Employment Offer Letter between Rocket Fuel Inc. and David Sankaran dated as of December 6, 2014	8-K	001-36071	10.1	12/15/2014
10.20*	Employment Offer Letter between Rocket Fuel Inc. and Manu Thapar dated as of November 16, 2014	10-K	001-36071	10.20	3/16/2015
10.21	Amendment dated March 13, 2015 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.21	3/16/2015
10.22*	Interim CEO Offer Letter between the Registrant and Monte Zweben, dated March 23, 2015	10-Q	001-36071	10.22	5/8/2015
10.23*	Letter Agreement between the Registrant and David Sankaran regarding relocation assistance dated March 17, 2015	10-Q	001-36071	10.23	5/8/2015
10.24*	Management Retention Agreement (Interim CEO) between the Registrant and Monte Zweben dated April 8, 2015	10-Q	001-36071	10.24	5/8/2015

10.25*	Management Retention Agreement between the Registrant and George John dated May 4, 2015	10-Q	001-36071	10.25	5/8/2015
10.26*	Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-Q	001-36071	10.26	5/8/2015
10.27*	Management Retention Agreement between the Registrant and David Sankaran dated April 7, 2015	10-Q	001-36071	10.27	5/8/2015
10.28*	Management Retention Agreement between the Registrant and Abhinav Gupta dated April 21, 2015	10-Q	001-36071	10.28	5/8/2015
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

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