Form 10-Q/A
period 2015-06-30
Rocket Fuel Inc.
filed 2015-09-08
CIK 1477200

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

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Explanatory Note to Amendment No. 1

Rocket Fuel Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No.1”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, originally filed with the Securities and Exchange Commission (the "SEC") on August 7, 2015 (the “Original Form 10-Q”), to add the internal control over financial reporting language in the introductory portion of paragraph 4 and 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This language was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-Q. Because no financial statements are contained within this Amendment No.1, paragraph 3 of the Section 302 Certifications has been omitted. The corrected Section 302 Certifications are attached to this Amendment No. l as Exhibits 31.1 and 31.2.

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
David Sankaran
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/6/2013
10.2	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.3*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.4*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
10.5	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect	S-1/A	333-190695	10.4	9/3/2013
10.6	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-109695	10.5	9/3/2013
10.7	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-109695	10.6	9/3/2013
10.8	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	10-K	001-36071	10.6	2/28/2014
10.9*	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013
10.10*	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.8	8/16/2013

10.11*	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.9	9/3/2013
10.12*	Executive Incentive Compensation Plan	S-1/A	333-109695	10.10	8/16/2013
10.13*	Outside Director Compensation Policy	S-1/A	333-109695	10.11	9/3/2013
10.14	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1/A	333-109695	10.12	8/16/2013
10.15	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1/A	333-109695	10.13	8/16/2013
10.16	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1/A	333-109695	10.14	8/16/2013
10.17	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1/A	333-109695	10.16	8/16/2013
10.18	Fifth Amended and Restated Investors' Rights Agreements, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A thereto	S-3	333-199901	99.1	11/6/2014
10.19*	Employment Offer Letter between Rocket Fuel Inc. and David Sankaran dated as of December 6, 2014	8-K	001-36071	10.1	12/15/2014
10.20*	Employment Offer Letter between Rocket Fuel Inc. and Manu Thapar dated as of November 16, 2014	10-K	001-36071	10.20	3/16/2015
10.21	Amendment dated March 13, 2015 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.21	3/16/2015
10.22*	Interim CEO Offer Letter between the Registrant and Monte Zweben, dated March 23, 2015	10-Q	001-36071	10.22	5/8/2015
10.23*	Letter Agreement between the Registrant and David Sankaran regarding relocation assistance dated March 17, 2015	10-Q	001-36071	10.23	5/8/2015
10.24*	Management Retention Agreement (Interim CEO) between the Registrant and Monte Zweben dated April 8, 2015	10-Q	001-36071	10.24	5/8/2015
10.25*	Management Retention Agreement between the Registrant and George John dated May 4, 2015	10-Q	001-36071	10.25	5/8/2015

10.26*	Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-Q	001-36071	10.26	5/8/2015
10.27*	Management Retention Agreement between the Registrant and David Sankaran dated April 7, 2015	10-Q	001-36071	10.27	5/8/2015
10.28*	Management Retention Agreement between the Registrant and Abhinav Gupta dated April 21, 2015	10-Q	001-36071	10.28	5/8/2015
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-36071	32.1	08/07/2015
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-36071	32.2	08/07/2015
101.INS	XBRL Instance Document	10-Q	001-36071	101.INS	08/07/2015
101.SCH	XBRL Taxonomy Schema Linkbase Document	10-Q	001-36071	101.SCH	08/07/2015
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-Q	001-36071	101.CAL	08/07/2015
101.DEF	XBRL Taxonomy Definition Linkbase Document	10-Q	001-36071	101.DEF	08/07/2015
101.LAB	XBRL Taxonomy Labels Linkbase Document	10-Q	001-36071	101.LAB	08/07/2015
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-Q	001-36071	101.PRE	08/07/2015
_____________________________________

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

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