Form 10-Q
period 2015-09-30
Rocket Fuel Inc.
filed 2015-11-06
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On October 31, 2015, there were 43,024,143 shares of the registrant's common stock, par value $0.001, outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	63
Item 3.	Defaults upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	64
	Signature	65

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$83,083	$107,056
Accounts receivable, net	110,660	135,400
Deferred tax assets, net	1,709	1,716
Prepaid expenses	3,499	3,698
Other current assets	1,689	12,531
Total current assets	200,640	260,401
Property, equipment and software, net	87,647	89,441
Restricted cash	2,235	2,915
Intangible assets, net	55,046	69,299
Goodwill	—	115,412
Other assets	1,326	1,797
Total assets	$346,894	$539,265
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$61,414	$76,085
Accrued and other current liabilities	32,484	33,258
Deferred revenue	1,651	593
Current portion of capital leases	7,421	5,482
Revolving credit facility, net	39,720	39,705
Current portion of term loan, net	6,000	6,000
Total current liabilities	148,690	161,123
Term loan —Less current portion, net	19,047	23,335
Capital leases—Less current portion	11,257	12,341
Deferred rent—Less current portion	24,955	26,818
Deferred tax liabilities	2,061	2,068
Other liabilities	1,171	814
Total liabilities	207,181	226,499
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value— 1,000,000,000 authorized as of September 30, 2015 and December 31, 2014; 42,976,684 and 42,002,533 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	43	42
Additional paid-in capital	446,410	421,630
Accumulated other comprehensive loss	(88)	(120)
Accumulated deficit	(306,652)	(108,786)
Total stockholders’ equity	139,713	312,766
Total liabilities and stockholders’ equity	$346,894	$539,265
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$111,836	$102,098	$336,235	$269,137
Costs and expenses:
Media costs	43,673	43,006	138,389	110,643
Other cost of revenue	20,105	11,946	59,887	28,767
Research and development	11,022	11,200	34,136	26,875
Sales and marketing	41,681	40,421	126,309	103,969
General and administrative	12,328	19,320	44,663	41,795
Impairment of goodwill	117,521	—	117,521	—
Restructuring	—	—	6,471	—
Total costs and expenses	246,330	125,893	527,376	312,049
Operating loss	(134,494)	(23,795)	(191,141)	(42,912)
Interest expense	1,087	1,157	3,472	2,085
Other (income) expense, net	797	1,999	2,309	2,443
Loss before income taxes	(136,378)	(26,951)	(196,922)	(47,440)
Income tax (benefit) provision	213	(4,120)	942	(3,625)
Net loss	$(136,591)	$(22,831)	$(197,864)	$(43,815)
Basic and diluted net loss per share attributable to common stockholders	$(3.19)	$(0.61)	$(4.67)	$(1.23)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	42,763	37,230	42,350	35,490

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(136,591)	$(22,831)	$(197,864)	$(43,815)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	25	(54)	32	(29)
Comprehensive loss	$(136,566)	$(22,885)	$(197,832)	$(43,844)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(197,864)	$(43,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	117,521	—
Depreciation and amortization	38,078	12,525
Impairment of leasehold improvements	2,704	—
Stock-based compensation	20,188	17,193
Deferred taxes	—	(3,894)
Excess tax benefit from stock-based activity	—	(179)
Other non-cash adjustments, net	1,115	422
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	24,133	(5,062)
Prepaid expenses and other assets	9,892	(12,398)
Accounts payable	(13,631)	13,925
Accrued and other liabilities	(1,489)	(1,475)
Deferred rent	684	20,471
Deferred revenue	1,058	323
Net cash provided by (used in) operating activities	2,389	(1,964)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(10,797)	(40,286)
Business acquisition, net	(367)	(97,444)
Capitalized internal-use software development costs	(9,207)	(5,459)
Changes in restricted cash	636	(2,203)
Net cash used in investing activities	(19,735)	(145,392)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	—	115,403
Proceeds from employee stock plans, net	3,373	6,467
Excess tax benefit from stock-based activity	—	179
Tax withholdings related to net share settlements of restricted stock units	(974)	(241)
Repayment of capital lease obligations	(4,337)	(559)
Proceeds from debt facilities, net of debt issuance costs	(242)	35,000
Repayment of debt	(4,500)	(11,133)
Net cash (used in) provided by financing activities	(6,680)	145,116

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	53	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	(23,973)	(2,241)
CASH AND CASH EQUIVALENTS—Beginning of period	107,056	113,873
CASH AND CASH EQUIVALENTS—End of period	$83,083	$111,632

	Nine Months Ended
	September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$834	$195
Cash paid for interest	2,930	1,598
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$1,664	$7,523
Property, plant and equipment acquired under capital lease obligations	5,116	7,855
Vesting of early exercised options	133	674
Stock-based compensation capitalized in internal-use software costs	2,018	1,183
Issuance of common stock in connection with acquisition	—	82,421
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of September 30, 2015 and December 31, 2014, two agency holding companies and no single advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the three and nine months ended September 30, 2015 and 2014, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the three and nine months ended September 30, 2015 and 2014.
Goodwill—The Company performs an annual impairment test near the end of its fiscal year on December 1 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Since the Company operates its business in one reporting unit, the goodwill is tested for impairment at the enterprise level. Due to a stock price decline during the three months ended September 30, 2015, the Company’s market capitalization declined to a value below the net book value of the Company’s equity, triggering the Company to conduct a goodwill impairment test. The outcome of the goodwill impairment test resulted in a non-cash impairment of goodwill of $117.5 million, which was recorded in the Condensed Consolidated Statements of Operations for the period ended September 30, 2015.
Refer to Note 12 for details of the Company's goodwill impairment test.
Fair Value Measurement—The fair value of the money market funds presented as cash equivalents on our Consolidated Balance Sheets were $22.9 million as of September 30, 2015 and December 31, 2015. These are measured as level 1 inputs in the fair value hierarchy.

The carrying amounts of our accounts receivable, accounts payable, accrued liabilities, term loan and revolving credit facility approximate their fair value due to their short maturities and, in the case of the term loan and revolving credit facility, their variable, market-based interest rates.
Recently Issued and Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance which simplifies measurement period adjustments in a business combination under ASU 2015-16. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company early adopted the guidance in the three months ended September 30, 2015.
In April 2015, the FASB issued accounting guidance which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The guidance is effective for annual periods and interim periods therein beginning after December 15, 2015. The Company utilizes cloud based applications in its administration and sales functions, and is evaluating the impact from the adoption of this guidance on its consolidated financial statements.
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company early adopted the guidance in the three months ended September 30, 2015.

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

In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU 2014-09. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective January 1, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial position, results of operations and cash flows.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Capitalized internal-use software costs	$34,980	$23,385
Computer hardware and software	54,924	46,299
Furniture and fixtures	13,582	11,674
Leasehold improvements	39,200	36,811
Total	142,686	118,169
Accumulated depreciation and amortization	(55,039)	(28,728)
Total property, equipment and software, net	$87,647	$89,441
Refer to Note 4 for details of the Company's capital leases as of September 30, 2015 and December 31, 2014.

Total depreciation and amortization expense related to property, equipment and software was $8.3 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, and $23.8 million and $11.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Amortization expense of internal-use software costs was $2.0 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, and $5.5 million and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively.
In addition, in the nine months ended September 30, 2015, the Company recorded an impairment charge of $2.7 million for certain of its leasehold improvements in connection with its restructuring activities. Refer to Note 5 for details of the Company's restructuring plan.

NOTE 3.	BUSINESS COMBINATIONS
On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owns X Plus One Solutions, Inc, known in the industry as [x+1] ("[x+1]"). The acquisition of [x+1] significantly expanded the market opportunity and accelerated the Company’s entry into the digital marketing enterprise software-as-a-service ("SaaS") market. At closing, all outstanding shares of [x+1]'s capital stock and stock options were canceled in exchange for an aggregate of $98.0 million in cash and approximately 5.3 million shares of the Company’s common stock. The total purchase consideration is as follows (in thousands):

Purchase consideration:
Cash	$98,045
Fair value of 5,253,084 shares common stock transferred	82,421
Total purchase price	$180,466
The acquisition of [x+1] was accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer. The Company expensed the acquisition-related transaction costs in the amount of $4.9 million in general and administrative expenses. The total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of September 5, 2014, as set forth below. The Company finalized its estimates of fair value for certain of the acquired current assets and liabilities resulting in an adjustment of $2.1 million which was recorded during the three months ended September 30, 2015. The total purchase price was allocated as follows (in thousands):

Current assets	$29,853
Non-current assets	3,999
Current liabilities	(29,354)
Non-current liabilities	(16,253)
Net acquired tangible assets	(11,755)
Identifiable intangible assets	74,700
Goodwill	117,521
Total purchase price	$180,466
The goodwill was primarily attributable to synergies expected to be generated from combining the Company's and [x+1]’s technology and operations. None of the goodwill recorded as part of the acquisition will be deductible for U.S. federal income tax purposes.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$—
Goodwill acquired	114,871
Goodwill adjustments recorded during the three months ended December 31, 2014 (1)	541
Balance as of December 31, 2014	115,412
Goodwill adjustment recorded during the three months ended September 30, 2015 (1)	2,109
Goodwill impairment recorded during the three months ended September 30, 2015 (1)	(117,521)
Balance as of September 30, 2015	$—

(1) Pursuant to business combinations accounting guidance, goodwill adjustments, for the effect of changes to net assets acquired during the measurement period, may be recorded up to one year from the date of an acquisition. Goodwill adjustments were not significant to our previously reported operating results or financial position.

			As of September 30, 2015
	Estimated Useful Life (in years)	Fair Value (in thousands)	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(12,396)	$29,704
Customer relationships	7-8	27,700	(3,707)	23,993
Trademarks	5	2,000	(2,000)	—
Non-compete agreements	2	2,900	(1,551)	1,349
Total		$74,700	(19,654)	55,046
Total amortization expense related to intangible assets acquired in the business combination with [x+1] was $5.8 million and $14.3 million for the three and nine months ended September 30, 2015, respectively. During the three months ended September 30, 2015, the Company accelerated the amortization of the trademark assets recording $1.6 million in additional amortization expense due to a change of its useful life.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Pro forma revenue	$119,298	$329,445
Pro forma revenue less media costs	$65,614	$182,359
Pro forma net loss	$(19,779)	$(54,933)

NOTE 4.	CAPITAL LEASES
Property, equipment and software includes hardware and software related to our data centers, which are acquired under capital lease agreements. The remaining future minimum lease payments under these non-cancelable capital leases as of September 30, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 3 months)	$2,115
2016	8,236
2017	6,550
2018	3,169
2019	79
Total minimum lease payments	$20,149
Less: amount representing interest and taxes	(1,471)
Less: current portion of minimum lease payments	(7,421)
Capital lease obligations, net of current portion	$11,257

NOTE 5.	RESTRUCTURING COSTS
In April 2015, the Company announced a plan intended to improve its operational efficiency, which included a reduction of its workforce, sublease of certain excess leased office space, among other cost reduction measures. During the three months ended June 30, 2015, the Company incurred approximately $3.4 million in employee severance costs and $0.3 million in real estate broker costs associated with subleasing of the excess office space. The Company also incurred a $2.7 million non-cash impairment charge for leasehold improvements and certain other assets related to the subleased facility.

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
As of September 30, 2015, $25.5 million in term loans, $40.0 million under the revolving credit facility and letters of credit in the amount of $7.2 million were outstanding. The term loan is being repaid in quarterly principal installments of $1.5 million. The Company paid customary closing fees and pays customary commitment fees and letter of credit fees.
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
The terms of the 2014 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of September 30, 2015, the Company was in compliance with all covenants.
Future Payments
Future principal payments of term loan as of September 30, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 3 months)	$1,500
2016	6,000
2017	6,000
2018	6,000
2019	6,000
Total	25,500
Less: current portion of term loan	(6,000)
Term loan, net of current portion	$19,500
As of September 30, 2015, the $40.0 million balance outstanding under the revolving credit facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. The debt on the condensed consolidated balance sheets is shown net of $0.7 million in debt issuance costs.

NOTE 7.	STOCKHOLDERS’ EQUITY
The following table summarizes information pertaining to our stock-based compensation from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014
Stock options:
Outstanding at the beginning of the period	6,291	7,411
Options granted	396	538
Options exercised	(423)	(960)
Options forfeited	(628)	(273)
Outstanding at the end of the period	5,636	6,716
Total intrinsic value of options exercised	$2,619	$29,726
Total unrecognized compensation expense at period-end	$14,997	$27,239
Weighted-average remaining recognition period at period-end (in years)	1.9	2.2

Stock awards:
Outstanding at the beginning of the period	2,515	382
Stock awards granted	2,767	718
Stock awards vested	(357)	(54)
Stock awards canceled	(1,032)	(69)
Outstanding at the end of the period	3,893	977
Weighted-average grant-date fair value	$13.28	$38.35
Total unrecognized compensation expense at period-end	$36,013	$26,755
Weighted-average remaining recognition period at period-end (in years)	2.8	3.3
Employee Stock Purchase Plan—In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. Due to the timing of the Company's initial public offering, the first offering period started on October 1, 2013 and ended on May 31, 2014. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2015, total compensation costs related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before November 30, 2015, were approximately $0.9 million, which will be recognized over the offering period.
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

The Company uses the straight-line method for expense recognition over the vesting period of the award or option.
The assumptions used to value options granted to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term (years)	6.3	6.3	6.3	5.5–6.3
Volatility	50.7%–58.0%	56.7%–57.6%	50.7%–58.0%	55.6%–58.0%
Risk-free interest rate	1.57%–1.85%	1.84%	1.57%–1.85%	1.84%–1.97%
Dividend yield	—	—	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term (years)	0.5	0.5	0.5	0.5-0.7
Volatility	73.3%	77.4%	73.3%	66.2%-77.4%
Risk-free interest rate	0.07%	0.06%	0.07%	0.06%-0.07%
Dividend yield	—	—	—	—
Stock-based compensation allocation
The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Other cost of revenue	$465	$282	$1,567	$810
Research and development	1,688	1,279	5,769	3,577
Sales and marketing	2,478	2,683	7,634	7,598
General and administrative	1,676	1,685	5,218	4,900
Total	$6,307	$5,929	$20,188	$16,885

NOTE 8.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three and nine months ended September 30, 2015 and 2014, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(136,591)	$(22,831)	$(197,864)	$(43,815)
Weighted-average shares used to compute basic and diluted net loss per share	42,763	37,230	42,350	35,490
Basic and diluted net loss per share	$(3.19)	$(0.61)	$(4.67)	$(1.23)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	9,754	7,937	9,754	7,937

NOTE 9.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provision of $0.2 million and an income tax benefit of $4.1 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded income tax provision of $0.9 million and an income tax benefit of $3.6 million for the nine months ended September 30, 2015 and 2014, respectively. The tax provision for the three and nine months ended September 30, 2015 is primarily due to foreign and state income tax expense. The tax benefit for the three and nine months ended September 30, 2014 is primarily due to a partial release of valuation allowance against the Company’s deferred tax assets limited to the amount of the net deferred tax liabilities generated from intangibles acquired from the [x+1] acquisition, partially offset by provisions for foreign and state income taxes.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided certain valuation allowance against such assets as of September 30, 2015 and December 31, 2014.

NOTE 10.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in the United States that expire at various dates through 2025.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $3.9 million for both the three months ended September 30, 2015 and 2014, and $11.9 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of September 30, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2015 (remaining 3 months)	$5,203
2016	20,833
2017	19,788
2018	18,648
2019	21,147
Thereafter	43,657
$129,276
Please refer to Note 4 for details of the Company's capital lease commitments as of September 30, 2015.
Letters of Credit Bank Guarantees and Restricted Cash—As of September 30, 2015 and December 31, 2014, the Company had irrevocable letters of credit for facilities leases of $7.2 million and $6.8 million, respectively. The letters of credit have various expiration dates, with the latest being December 2023.
As of September 30, 2015, the Company had $2.2 million in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of its officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the Company's initial public offering on September 19, 2013 (the “IPO”) and its secondary offering on February 5, 2013 (the “Secondary Offering”) are also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleges that the defendants made false and misleading statements about the ability of the Company's technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The consolidated complaint also alleges that the Company's registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of those who purchased the Company's common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in its initial public offering on September 19, 2013, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint seeks monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint on April 13, 2015. No decision had been made yet on that motion.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of the Company's current and former officers and its board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. This state court action has been stayed pending the outcome of the defendants’ motions to dismiss in In re Rocket Fuel Securities Litigation.

On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. The complaint, which is based on substantially the same facts as the In re Rocket Fuel Securities Litigation, names its board of directors at that time and certain current and former executives as defendants and has been related to the In re Rocket Fuel Securities Litigation.
We intend to vigorously defend ourselves against these actions.
The outcomes of the Company's legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to its consolidated financial position, results of operations or cash flows by an unfavorable resolution of these actions. At present, we are unable to reasonably estimate a possible range of loss for these actions.
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
North America	$93,415	$85,948	$283,330	$226,519
All Other Countries	18,421	16,150	52,905	42,618
Total revenue	$111,836	$102,098	$336,235	$269,137
The following table summarizes total long-lived assets in the respective locations (in thousands):

	September 30,	December 31,
	2015	2014
North America	$82,134	$85,355
All Other Countries	5,513	4,086
Total long-lived assets	$87,647	$89,441

NOTE 12.	GOODWILL
Due to a stock price decline during the three months ended September 30, 2015, the Company’s market capitalization declined to a value below the net book value of the Company’s equity, triggering the Company to test its goodwill for impairment.

The Company first tested its intangible assets (other than goodwill) as of September 30, 2015 and determined that these assets were not impaired.

Goodwill is tested for impairment in a two-step process. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the reporting unit to its carrying value including goodwill. Goodwill is considered impaired if the reporting unit’s carrying value exceeds its estimated fair value. Upon indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. Since the Company operates its business in one reporting unit, goodwill is tested for impairment at the enterprise level.

In the first step of the goodwill impairment test, the Company estimated the fair value of its reporting unit using the market approach. Under the market approach, the Company utilized the market capitalization of its publicly-traded shares and comparable company information to determine revenue multiples which were used to determine the fair value of the reporting unit. Based on this approach, the Company determined that there is an indication of impairment as the carrying value including goodwill exceeded the estimated fair value of the reporting unit.

In the second step of the goodwill impairment test the Company estimated the fair value of its assets and liabilities to determine the implied fair value of goodwill, and then compared the implied fair value of the goodwill to its carrying value. The outcome of this second step resulted in a non-cash impairment of goodwill of $117.5 million, which was recorded in the Condensed Consolidated Statements of Operations for the period ended September 30, 2015.

The inputs used to measure the estimated fair value of goodwill are classified as a Level 3 fair value measurement due to the significance of unobservable inputs based on company specific information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
expectations for financial performance in the future, including revenue, media costs, other costs or revenue, margins, levels of operating expenses in the areas of research and development, sales and marketing and general and administrative, and our goal of achieving positive non-GAAP adjusted EBITDA for the full year, cash flows form operations and free cash flows;

•	the expected impact of our operational efficiency initiatives announced in April 2015;

•	the expected impact of seasonality on our operating results;

•	our expectations regarding our headcount levels in 2015 and beyond;

•	our ability to improve the productivity and efficiency of our resources and infrastructure;

•	our ability to improve sales productivity;

•	our ability to reduce certain operating expenses as a percentage of revenue;

•	our expectation that capital expenditures will decline in 2015 and in the immediate future from 2014 levels;

•	the usefulness of non-GAAP financial measures for understanding and evaluating our operating results;

•	our plans to finance data center hardware requirements through capital leasing facilities;

•	the adequacy of our office facilities to meet or exceed our needs for the immediate future and our ability to sublease unused facilities;

•	our expectation that existing cash and cash equivalents will be sufficient to meet our business requirements for at least the next 12 months;

•	anticipated growth of the digital advertising market;

•	the ability of our solutions to deliver intended results to customers;

•
the impact of our September 2014 acquisition of [x+1] on our financial condition and results of operations, including but not limited to the impact of assumptions underlying the accounting treatment of the transaction;

•	our ability to effectively integrate the operations of [x+1] and realize anticipated synergies and new market opportunities from this combination;

•	our ability to fully integrate our DSP platform with our DMP platform to create a self-service platform and experience that is both engaging and effective for the advertiser;

•	our ability to adapt our relationships with agencies and agency holding companies in light of the evolving competitive environment;

•	our expectations regarding the number of sales representatives focused on direct advertisers;

•	our expectations regarding an increase in the number of active customers;

•	our ability to avoid serving ads on unsafe or inappropriate websites or to non-human targets;

•	our ability to continue to expand internationally; and

•	our intention to vigorously defend against pending securities lawsuits.
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
Overview
We are a technology company that has developed an Artificial Intelligence, or AI, and Big Data-driven predictive modeling and automated decision-making platform. We are focused on maintaining and expanding our AI platform and our R&D team is currently developing a next-generation AI system. Our technology is designed to address the needs of markets in which the volume and speed of information render real-time human analysis infeasible. We are focused on the large and growing digital advertising market that faces these challenges. Specifically, we have developed a media buying technology platform that uses AI to solve marketing’s age-old challenge: how to deliver better return-on-investment, or "ROI," on marketing initiatives by providing the right message to the right person at the right time, on addressable devices across the globe. Our media-buying platform, which we refer to as our Demand-Side Platform, or “DSP”, is available to advertising agencies and advertisers as a managed service offering, whereby Rocket Fuel manages certain elements of advertising campaigns on behalf of an advertiser, and through a self-service offering, whereby an agency or advertiser licenses our technology to manage its own advertising campaigns.

Our DSP solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost-per-action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. During the year ended December 31, 2014, direct response campaigns contributed approximately two-thirds of our revenue, with the remaining one-third of our revenue generated through brand campaigns. Historically, our digital ads were delivered primarily through a computer display medium. More recently, the digital advertising industry is rapidly adopting programmatic buying for mobile, social and video advertising. Our technology works for advertisers across all of these channels, allowing us to compete for a larger share of advertisers’ digital advertising budgets.
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
Non-GAAP Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles applicable in the United States, or GAAP, we also monitor the non-GAAP metrics set forth below to help us evaluate growth and profitability, establish budgets, and assess our operational efficiencies (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Non-GAAP net revenue	$68,163	$59,092	$197,846	$158,494
Non-GAAP adjusted EBITDA	$3,422	$(2,954)	$(8,810)	$(3,810)
Non-GAAP adjusted net income (loss)	$(6,957)	$(6,591)	$(39,233)	$(16,519)
Non-GAAP adjusted net income (loss) per share	$(0.16)	$(0.18)	$(0.93)	$(0.47)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$111,836	$102,098	$336,235	$269,137
Less: Media costs	43,673	43,006	138,389	110,643
Non-GAAP net revenue	$68,163	$59,092	$197,846	$158,494

Non-GAAP Adjusted EBITDA
Non-GAAP adjusted EBITDA is a non-GAAP financial measure defined by us for the periods presented as GAAP net loss before interest expense, other income (expense), net, income tax provision (benefit), depreciation and amortization expense, stock-based compensation expense and related payroll taxes and, acquisition or restructuring related expense and impairment charges.
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
The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(136,591)	$(22,831)	$(197,864)	$(43,815)
Adjustments:
Interest expense	1,087	1,157	3,472	2,085
Income tax (benefit) provision	213	(4,120)	942	(3,625)
Depreciation and amortization expense	14,055	5,749	38,078	12,525
Stock-based compensation	6,307	5,929	20,188	16,885
Other (income) expense, net	797	1,999	2,309	2,443
Acquisition expense	—	9,136	—	9,236
Restructuring expense	—	—	6,471	—
Payroll tax expense related to stock based compensation	33	27	73	456
Impairment of goodwill	117,521	—	117,521	—
Total adjustments	140,013	19,877	189,054	40,005
Non-GAAP adjusted EBITDA	$3,422	$(2,954)	$(8,810)	$(3,810)

Non-GAAP Adjusted Net Income (Loss)
Non-GAAP adjusted net income (loss) and non-GAAP adjusted net income (loss) per diluted share are non-GAAP financial measures that are useful to us and investors because they present an additional measurement of our financial performance, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the impact of certain non-cash expenses such as amortization of intangible assets and stock-based compensation, and expenses such as acquisition and restructuring related expenses and impairment charges. We believe that analysts and investors use non-GAAP adjusted net income and non-GAAP adjusted net income (loss) per diluted share as supplemental measures to evaluate the overall operating performance of companies in our industry.
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
The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted net income (loss) for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(136,591)	$(22,831)	$(197,864)	$(43,815)
Adjustments:
Stock-based compensation expense	6,307	5,929	20,188	16,885
Amortization of intangible assets	5,799	1,175	14,253	1,175
Acquisition expense	—	9,136	—	9,236
Restructuring expense	—	—	6,471	—
Tax impact of the above items	7	—	198	—
Impairment of goodwill	117,521	—	117,521	—
Non-GAAP adjusted net income (loss)	$(6,957)	$(6,591)	$(39,233)	$(16,519)

Basic and diluted net loss per share attributable to common stockholders	$(3.19)	$(0.61)	$(4.67)	$(1.23)

Non-GAAP adjusted net income (loss) per diluted share	$(0.16)	$(0.18)	$(0.93)	$(0.47)
Weighted average shares used in computing non-GAAP adjusted net income (loss) per diluted share	42,763	37,230	42,350	35,490
Factors Affecting Our Performance
We believe that the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance. In 2014 we noted an expanding trend of customer concerns about inventory quality on real-time advertising exchanges that impacts the entire industry. In addition, a significant shift in the channel mix of digital advertising could also impact our performance as we must optimize our solutions for, and face a different competitive landscape in, the mobile, social and video channels. For example, at the beginning of 2015 Facebook eliminated our access to the Facebook exchange platform, or FBX, requiring us to adapt our offering in order to continue to access advertising inventory from Facebook and expand into mobile advertising with Facebook. We adapted our technology and offerings to address this change, but our sales efforts were impacted and we noticed a decline in our Facebook campaigns from the second quarter to the third quarter of 2015. Facebook also allows some other companies in our industry to purchase inventory through the FBX platform. This could put us at a competitive disadvantage. Another potential emerging trend that could impact our future performance is our ability to access inventory through real-time bidding (RTB). Our offering primarily relies on having access to RTB exchanges, however some publishers have begun to remove their advertising inventory from RTB exchanges, notably the Facebook FBX restrictions noted above and the proposed changes to Google’s Youtube video inventory availability beginning in 2016.
Ability to Market and Sell our Solutions to Advertisers and their Agencies and Agency Holding Companies
Our DSP offering competes for digital advertising budgets with a variety of companies, including other companies with DSP offerings, publishers that sell their inventory directly to agencies and advertisers, agency trading desks and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In our experience, it is our larger and longer tenured customers who are more likely to reduce spend with us in favor of self-service platforms, agency trading desks, or other media strategies. Beginning in 2014, we have experienced a decline in revenue from some customers when they utilized agency trading desks to a greater extent or adopted third party self-serve platforms. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow and/or retain revenue. In July 2014, we announced an expansion of our self-service platform to the United States and Europe, which allows us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. In addition to challenges created by the emergence of agency trading desks and competing self-service platforms, our insertion order, or "IO", business has faced increased challenges within some of the major agency holding companies. These challenges include overcoming questions and objections regarding our pricing and related media cost margins and transparency of results and impression placements. In order to directly address these concerns, we established a strategic agency selling team to market our services to the major agency holding companies and their agencies and trading desks. Agency holding companies have many DSP and technology partners and we need to prove the value and quality of our solutions to agency holding companies and their affiliated operating agencies to provide advertising services to their customers.
Ability to Market and Sell Our Solutions and SaaS Technology Platform to Direct Advertisers
In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] added important assets to our technology solutions, principally a Data Management Platform, or “DMP,” and Site Optimization technology, which are enterprise solutions that enable customers to use their own customer relationship data and third party data to deliver timely and relevant advertising messages across paid, earned, and owned media channels, including an advertiser's own website. These additions have enabled us to broaden our solutions to help marketers optimize the consumer journey, and to extend our core AI technology beyond paid advertising to more broadly address advertisers' marketing challenges across paid, earned and owned media. As part of this strategy, we have increased, and expect to continue to increase, the number of sales representatives we have calling on direct advertisers. We have also announced a channel strategy of partnering with marketing software companies, system integrators and direct response agency partners to enhance our ability to gain access to senior level marketing decision makers.
These SaaS and self-service offerings have different margins and operating costs than our DSP offerings. Our strategy to sell to direct advertisers and to offer DMP as well as DSP platforms had, and will continue to have, an impact on our revenue mix and non-GAAP net revenue margins.
Customer Growth and Retention
In order to continue our growth, we must improve our retention of customers, attract new customers, retain spend and gain a larger amount of our current customers’ advertising budgets. Over the long term, we aim to improve each of these dimensions, but the relative focus on onboarding new customers or developing existing customers will vary over time with our product offerings, sales and service capabilities, and efficiencies.
Our number of active customers increased to 1,541 as of September 30, 2015 from 1,446 as of September 30, 2014.We define an active customer as a customer from whom we recognized revenue in the last three months. Thus, active customers in a given quarter includes both new customers and longer-term customers returning to spend with us again. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is an important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business.
Our revenue retention rate was 115% for the twelve months ended September 30, 2015 and 121%, 128%, 130%, and 135% for each of the twelve months ended June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively. We define our revenue retention rate with respect to a given twelve-month period as (i) the revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period.
New customers generally spend less than customers that have used our solution for longer periods of time. We also experienced decreased spending in recent periods by some of our larger customers, as measured by the amount of spend, when compared to the same period in prior fiscal years. Adding new customers that tend to spend less and declining spend from larger and longer tenured customers has contributed to the slowing rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013 and in the third quarter of 2015 we experienced a sequential decline of revenue compared to the second quarter of 2015.
Ability to Market and Sell Multiple Digital Advertising Products via Multiple Advertising Channels

Our DSP solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. In fiscal year 2014, direct response campaigns contributed approximately two-thirds of our revenue, while the remaining one-third was generated through brand campaigns. However, in the nine months ended September 30, 2015, our direct response campaigns represented approximately 77% of our business and the balance was brand related. Since brand advertising is growing faster than direct response, and is projected to be a larger potential market than direct response advertising, our future performance is dependent in part on our ability to grow share in the brand advertising market.
The digital advertising industry is rapidly adopting programmatic buying for additional “channels” such as mobile, social and video advertising. Historically, our revenue has predominantly come from display advertising, while revenue from delivery to other channels, which include mobile, video and social channels, has grown to represent approximately 39% of our revenue for the nine months ended September 30, 2015. As display advertising is growing more slowly than these other channels, our future performance is dependent in part on our ability to grow our share of these other channels.
Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings to address additional needs of marketers, including offering our DMP and DSP as self-service SaaS solutions in addition to our managed service offerings. As part of this growth strategy, we added sales, marketing, operations and customer support personnel. Our growth strategy also includes continuing to invest in research and development to enhance our solutions, integrate our technology platforms and create additional offerings. As a result of these investments in resources and growth, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue during 2014. In 2015, we are focusing on automating and streamlining our customer service, operations, account management, IT, financial and administrative systems and controls with a goal of reducing the cost of those functions as a percentage of revenue in future periods. As part of our operational efficiency plan, on April 22, 2015 we announced a reduction in our workforce of approximately 11% and other cost reduction measures and recorded $6.5 million in restructuring charges in the second quarter of 2015.
We have experienced a continuing decline in sales productivity in North America since the second quarter of 2014. In the short term, we expect sales productivity to continue to be impacted as certain sales personnel transition from supporting our traditional business to supporting our enterprise solutions and as we continue to hire new sales personnel, including senior sales leaders, who require time to become productive. Looking ahead, we will focus on achieving improved sales productivity by better tailoring our sales model to differing sizes of customers and prospects, and by improving the focus of our sales representatives on our core offerings. Employee attrition, and the resulting influx of new leaders and other employees in 2015, also impacts our productivity and efficiency across the company as we expend the time and resources necessary to recruit and retain our talent, restructure our organizations, and train new employees.
Our capital expenditures for property and equipment were approximately $48 million in 2014, a significant increase over 2013 as we opened and expanded many of our office facilities. However, during the nine months ended September 30, 2015, these capital expenditures declined to approximately $11 million as we have completed the majority of our facility expansion. In order to minimize the upfront cash investment required to scale our data centers, we attempt to utilize capital leasing facilities, if available, to finance our data center hardware needs and plan to continue this practice throughout 2015.

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
Costs and Expenses
We classify our expenses into these categories: media costs, other cost of revenue, research and development, sales and marketing, and general and administrative. Personnel costs for each category of expense generally include salaries, bonuses and sales commissions, stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, utilities, telephones and other miscellaneous expenses.

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. In the first, second and third quarters of fiscal year 2015, we reported a sequential decline in media costs as a percentage of revenue as we continued to see the benefits of improvements in our AI-based targeting overall and migrated some former [x+1] DSP customers to the Rocket Fuel DSP with its higher performance targeting. Over the longer term, if we are successful with our efforts to sell self-service offerings, including our SaaS-based DMP and DSP, and also large agency trading desk deals, we expect the resulting changes in revenue mix to impact our media costs as a percentage of total revenue.

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

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives, and as a result, we expect research and development expenses to remain approximately at the third quarter spending levels.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on (i) marketing our solution to generate awareness; (ii) increasing the adoption of our solution by existing and new advertisers and agencies; and (iii) expanding our business geographically, primarily by growing our sales team in certain countries in which we currently operate and, to a limited extent, establishing a presence in additional countries. We expect such costs to increase as we invest in selling efforts to enterprise businesses and other strategic initiatives.

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

Other Expense, Net
Interest expense. Interest expense is primarily related to our credit facility, term debt and capital leases.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands, except loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data:
Revenue	$111,836	$102,098	$336,235	$269,137
Costs and expenses:
Media cost	43,673	43,006	138,389	110,643
Other cost of revenue (1)	20,105	11,946	59,887	28,767
Research and development (1)	11,022	11,200	34,136	26,875
Sales and marketing (1)	41,681	40,421	126,309	103,969
General and administrative (1)	12,328	19,320	44,663	41,795
Impairment of goodwill	117,521	—	117,521	—
Restructuring	—	—	6,471	—
Total costs and expenses	246,330	125,893	527,376	312,049
Operating loss	(134,494)	(23,795)	(191,141)	(42,912)
Interest expense	1,087	1,157	3,472	2,085
Other (income) expense, net	797	1,999	2,309	2,443
Loss before income taxes	(136,378)	(26,951)	(196,922)	(47,440)
Income tax (benefit) provision	213	(4,120)	942	(3,625)
Net loss	$(136,591)	$(22,831)	$(197,864)	$(43,815)

Net loss per share, basic and diluted	$(3.19)	$(0.61)	$(4.67)	$(1.23)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Other cost of revenue	$465	$282	$1,567	$810
Research and development	1,688	1,279	5,769	3,577
Sales and marketing	2,478	2,683	7,634	7,598
General and administrative	1,676	1,685	5,218	4,900
Total	$6,307	$5,929	$20,188	$16,885

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data: *
Revenue	100%	100%	100%	100%
Costs and expenses:
Media cost	39	42	41	41
Other cost of revenue	18	12	18	11
Research and development	10	11	10	10
Sales and marketing	37	40	38	39
General and administrative	11	19	13	16
Impairment of goodwill	105	—	35	—
Restructuring	—	—	2	—
Total costs and expenses	220	124	157	117
Operating loss	(120)	(23)	(57)	(16)
Interest expense	1	1	1	1
Other (income) expense, net	1	2	1	1
Loss before income taxes	(122)	(26)	(59)	(18)
Income tax (benefit) provision	—	(4)	—	(1)
Net loss	(122)%	(22)%	(59)%	(16)%

*	Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Revenue	$111,836	$102,098	10%	$336,235	$269,137	25%
Revenue increased $9.7 million, or 10%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, driven in part by revenue from the acquired [x+1] business. Revenue from advertising delivered through the display channel was 61% and 56% of revenue and revenue from advertising delivered through other channels was 39% and 44% of revenue for the three months ended September 30, 2015 and 2014, respectively. This is due in part to the Company’s transition from the Facebook exchange (FBX) to Facebook’s API for the purchase of Facebook inventory in the first half of 2015. The mobile channel was 28% of revenue for the three months ended September 30, 2015, followed by the social channel and then the video channel.
The increase in revenue was attributable to the revenue from the former [x+1] customers following the acquisition in September 2014 and an increase in the number of active customers. This increase was partially offset by, among other factors, a decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. The number of campaigns that ran across our platforms decreased by 4% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The volume of impressions delivered increased by 19% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The average cost per mille (or cost per thousand impressions) or "CPM", decreased by 11%. Revenue from outside of North America increased by 14% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Revenue from outside of North America, as a percentage of revenue, was 16% for both the three months ended September 30, 2015 and 2014, respectively.
Revenue increased $67.1 million, or 25%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven in part by revenue from the acquired [x+1] business. Revenue from the display channel was 61% and 57% of revenue and revenue from other channels was 39% and 43% of revenue for the nine months ended September 30, 2015 and 2014, respectively. The mobile channel was 26% of revenue for the nine months ended September 30, 2015, followed by the social channel and then the video channel.
The increase in revenue was attributable to increased spending by certain existing customers and an increase in the number of active customers adopting our solution. This increase was partially offset by, among other factors, decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. The number of campaigns that ran across our platforms increased by 2% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The volume of impressions delivered increased by 25% during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The average cost per mille (or cost per thousand impressions) or "CPM" decreased by 3%. Revenue from outside of North America increased by 24% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenue from outside of North America, as a percentage of revenue, was 16% for both the nine months ended September 30, 2015 and 2014.
Media Cost and Other Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Media Cost	$43,673	$43,006	2%	$138,389	$110,643	25%
Other cost of revenue	$20,105	$11,946	68%	$59,887	$28,767	108%
Headcount (at period end)	141	85	66%
Media costs increased by $0.7 million, or 2%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to increased sales volume. Media costs decreased to approximately 39% of revenue from 42% of revenue for the three months ended September 30, 2015 and 2014, respectively, due to improvements in our IA-based DSP platform.
Other cost of revenue increased by $8.2 million or 68%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in depreciation and amortization of $3.9 million, which includes capitalized internal-use software, other fixed assets and acquired technology intangible assets, an increase in personnel costs of $3.3 million. Amortization of acquired technology intangible assets was $2.9 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of capitalized internal-use software was $2.0 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively. The increase in personnel costs was primarily due to the addition of [x+1] personnel plus other hiring.
Media costs increased by $27.7 million, or 25%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to increased sales volume. Media costs were approximately 41% of revenue for both the nine months ended September 30, 2015 and 2014.
Other cost of revenue increased by $31.1 million or 108%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in depreciation and amortization of $12.9 million, which includes capitalized internal-use software, other fixed assets and acquired technology intangible assets, an increase in personnel costs of $11.7 million, an increase in data and inventory validation costs of $3.0 million and an increase in hosting costs of $2.6 million. Amortization of acquired technology intangible assets was $8.7 million and $0.4 million for the nine months ended September 30, 2015 and 2014. Amortization of capitalized internal-use software was $5.5 million and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in personnel costs was primarily due to the addition of [x+1] personnel plus other hiring. The increase in data, inventory validation and hosting costs reflected the growth in revenue and expansion of our data centers.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Research and development	$11,022	$11,200	(2)%	$34,136	$26,875	27%
Percent of revenue	10%	11%		10%	10%
Headcount (at period end)	167	182	(8)%
Research and development expense decreased by $0.2 million, or 2%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Research and development expense increased by $7.3 million, or 27%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in personnel expense of $5.8 million and, to a lesser extent, to an increase in depreciation and amortization expense of $2.0 million. The increase in personnel expense was primarily due the addition of [x+1] personnel plus other hiring.
We capitalized internal-use software development costs of $4.0 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $11.6 million and $6.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was due to additional headcount devoted to internal-use software development.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Sales and marketing	$41,681	$40,421	3%	$126,309	$103,969	21%
Percent of revenue	37%	40%		38%	39%
Headcount (at period end)	513	613	(16)%
Sales and marketing expense increased by $1.3 million, or 3%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to an increase in amortization expense of $1.6 million related to the accelerated amortization of the trademarks intangible asset. Refer to Note 3 for details of the Company's intangible assets.
Sales and marketing expense increased by $22.3 million, or 21%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in personnel expense of $11.8 million and, to a lesser extent, an increase in depreciation and amortization expense of $10.0 million, primarily for the acquisition of intangible assets of [x+1]. The increase in personnel expense was primarily due to the expansion of our sales force through hiring and the addition of [x+1] personnel.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
General and administrative	$12,328	$19,320	(36)%	$44,663	$41,795	7%
Percent of revenue	11%	19%		13%	16%
Headcount (at period end)	141	148	(5)%

General and administrative expense decreased by $7.0 million, or 36%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was primarily due to a decrease in acquisition costs of $5.9 million related to the acquisition of [x+1] in September 2014.
General and administrative expense increased by $2.9 million, or 7%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to an increase in personnel expense of $5.0 million and, to a lesser extent, to an increase in professional services of $1.2 million, an increase in allocated costs, mostly facility costs, of $1.8 million, offset by a decrease in acquisition costs of $5.9 million. The increase in personnel costs was driven by hiring and the addition of [x+1] personnel. The increase in professional services was primarily due to legal fees.
Restructuring

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Restructuring charges	$—	$—	n/a	$6,471	$—	100%
Percent of revenue	—%	—%		2%	—%
Restructuring expense for the restructuring plan announced in April 2015 was $6.5 million during the nine months ended September 30, 2015. The Company incurred $3.5 million in employee severance costs, $0.3 million in real estate broker costs and $2.7 million in asset impairment charges related to subletting of certain excess leased office space. The total workforce declined from 1,183 at March 31, 2015 to 962 at September 30, 2015, due to the reduction in force and attrition.
Goodwill Impairment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Goodwill impairment	117,521	—	100%	117,521	—	100%
Percent of revenue	105%	—%		35%	—%
The Company recorded a goodwill impairment of $117.5 million during the three months ended September 30, 2015. Refer to Note 12 for details of the Company's goodwill impairment test.
Interest and Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Interest expense	$1,087	$1,157	(6)%	$3,472	$2,085	67%
(Gain) loss on foreign currency transactions	789	2,015	(61)%	2,284	2,476	(8)%
Other (income) expense, net	8	(16)	(150)%	25	(33)	(176)%
Total	$1,884	$3,156	(40)%	$5,781	$4,528	28%
The decrease in interest and other expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, was primarily due to less foreign currency losses because of more moderate exchange rate fluctuations during the three months ended September 30, 2015. Interest and other expense increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to higher interest expense related to additional borrowings under our revolving credit facility, term debt, and higher capital leases.

Income Tax (Benefit) Provision
We recorded an income tax provision of $0.2 million and an income tax benefit of $4.1 million for the three months ended September 30, 2015 and 2014, respectively, and an income tax provision $0.9 million and an income tax benefit of $3.6 million for the nine months ended September 30, 2015 and 2014, respectively. The income tax provision is primarily due to foreign income taxes.
Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $83.1 million, of which $2.1 million was held by our foreign subsidiaries, $64.8 million in debt obligations, net of $0.7 million in debt issuance costs, under the amended and restated Revolving Credit and Term Loan Agreement (the "2014 Loan Facility") and $18.7 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2015.
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
The 2014 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum EBITDA covenant, maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of September 30, 2015, we were in compliance with all covenants. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
As of September 30, 2015, we had $25.5 million of outstanding term loans, $40.0 million of outstanding revolving loans and issued letters of credit in an amount of $7.2 million under the 2014 Loan Facility. The term loan requires quarterly repayments of $1.5 million beginning in the first quarter of 2015 through the fourth quarter of 2019. In addition, if the borrowing base defined in the agreement falls below our outstanding balance under the revolving credit facility, we may not have access to additional borrowing capacity, and may have to repay amounts under the revolving credit facility from time-to-time.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$2,389	$(1,964)
Cash flows used in investing activities	(19,735)	(145,392)
Cash flows provided by (used in) financing activities	(6,680)	145,116
Effects of exchange rate changes on cash	53	(1)
Increase (decrease) in cash and cash equivalents	$(23,973)	$(2,241)
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
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 89 and 102 days as of September 30, 2015 and September 30, 2014, respectively. Our contracts with advertising inventory suppliers and exchanges typically are based on industry standard payment terms which are typically shorter than our corresponding payment terms with customers. Even though we are required to make timely payments to publishers and exchanges, our customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented.
For the nine months ended September 30, 2015, cash provided by operating activities was $2.4 million, resulting from a net loss of $197.9 million, offset by the non-cash goodwill impairment charge of $117.5 million and other non-cash expenses of $62.1 million, which mainly included depreciation, amortization, stock-based compensation expense and impairment charges. These other non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth. The net loss was further offset by $20.6 million from the positive net change in working capital items, most notably a decrease in accounts receivable of $24.1 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies and a decrease in prepaid and other assets of $9.9 million due to the collection of certain leasehold reimbursements from landlords, partially offset by a decrease in accounts payable of $13.6 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors.
For the nine months ended September 30, 2014, cash used in operating activities was $2.0 million, resulting from a net loss of $43.8 million, offset by non-cash expenses of $26.1 million, which mainly included depreciation, amortization, and stock-based compensation expense and deferred taxes. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth, primarily related to continued investment in our business. The net loss was further offset by $15.8 million from the net change in working capital items, most notably an increase in deferred rent of $20.5 million due to the expansion of new office locations and an increase in accounts payable of $13.9 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies, which were offset by an increase in prepaid and other assets of $12.4 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs and an increase in accounts receivable of $5.1 million due to the seasonality of advertising campaigns as well as the timing of payments from customers and agencies.
Investing Activities
During the nine months ended September 30, 2015, investing activities primarily consisted of $10.8 million of capital expenditures for facilities, as well as, purchases of equipment and software and $9.2 million of capitalized internal-use software. We expect minimal facilities-related capital expenditures for the remainder of the year.
During the nine months ended September 30, 2014, investing activities primarily consisted of $97.4 million related to the acquisition of [x+1], $40.3 million of capital expenditures in the form of purchases of property, equipment, including hardware and software to support our growth, and $5.5 million of capitalized internal-use software.
Financing Activities
During the nine months ended September 30, 2015, cash used in financing activities was $6.7 million, consisting primarily of $4.5 million in payments towards our 2014 Loan Facility, as well as $4.3 million in payments towards our capital lease obligations, partially offset by $3.4 million in net cash proceeds from the issuance of common stock, primarily under the employee stock purchase plan.
During the nine months ended September 30, 2014, cash provided by financing activities was $145.1 million, consisting primarily of $115.4 million in net proceeds from our follow-on public offering completed on February 5, 2014. Cash was also provided by $35.0 million in borrowings under our revolving line of credit, as well as $3.8 million in proceeds from the issuance of common stock under the employee stock purchase plan and $2.7 million in proceeds from the exercise of stock options. These proceeds were partially offset by payments of $11.1 million on debt that was assumed with the acquisition of [x+1].
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of September 30, 2015 or December 31, 2014 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of September 30, 2015, our principal commitments consisted of obligations under the 2014 Loan Facility that were scheduled to mature at various dates through 2019 and operating leases for our offices, as well as capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$129,276	$20,773	$39,044	$35,134	$34,325
Capital lease obligations	18,678	7,421	10,659	598	—
Term debt (1)	25,500	6,000	12,000	7,500	—
Revolving credit facility (2)	40,000	—	40,000	—	—
Total minimum payments	$213,454	$34,194	$101,703	$43,232	$34,325

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.50% to 4.00%, which was equal to approximately 3.90%, as of September 30, 2015, and is scheduled to mature in December 2019.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to approximately 3.10%, as of September 30, 2015, and has a final maturity date in December 2017.

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
Impairment of Goodwill

Due to a stock price decline during the three months ended September 30, 2015, the Company’s market capitalization declined to a value below the net book value of the Company’s equity, triggering the Company to conduct an interim goodwill impairment test. The outcome of this test resulted in a non-cash impairment of goodwill of $117.5 million, which was recorded in the Condensed Consolidated Statements of Operations for the period ended September 30, 2015. Refer to Note 12 for details of the Company's goodwill impairment test.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in our initial public offering on September 19, 2013 (the “IPO”) and our secondary offering on February 5, 2013 (the “Secondary Offering”) are also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleges that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The consolidated complaint also alleges that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5, and for violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), on behalf of those who purchased our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in our initial public offering on September 19, 2013, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint seeks monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint on April 13, 2015. No decision had been made yet on that motion.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of our current and former officers and our board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. This state court action has been stayed pending the outcome of the defendants’ motions to dismiss in In re Rocket Fuel Securities Litigation.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. The complaint, which is based on substantially the same facts as the In re Rocket Fuel Securities Litigation, names our board of directors at that time, and certain current and former executives as defendants and has been related to the In re Rocket Fuel Securities Litigation.
We intend to vigorously defend ourselves against these actions. The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.
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
We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, our rate of growth has been declining since the third quarter of 2013 and we experienced a decline in revenue from the second quarter of 2015 to the third quarter of 2015. We may not be able to slow or reverse this decline in revenue growth rate, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining customers and maintaining relationships with advertising agencies; and developing new offerings, either internally or through acquisitions.
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
We incurred net losses of $64.3 million, $20.9 million and $10.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of September 30, 2015, we had an accumulated deficit of $306.7 million. We may not achieve profitability in the foreseeable future, if at all. For example, our operating expenses increased more rapidly than our revenue in 2014, primarily due to substantial investments in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations. We expect our costs and expenses to continue to increase in absolute dollars in the foreseeable future as we continue to expand our business by adding sales and related support employees, particularly in support of increased sales efforts for our technology solutions, and the continued expansion of international sales efforts. We are also adding engineering employees to support continued investments in our technology platforms, including efforts to complete integration of the offerings we acquired with [x+1].
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
Our acquisition of [x+1] has required, and will continue to require, significant management attention and resources to integrate [x+1]'s operations, workforce and technology offerings into our existing operations, workforce and offerings. If the integration is not successfully completed, we may not realize the anticipated benefits of the transaction. The acquisition resulted in dilution to our stockholders.

In September 2014, we acquired [x+1], a provider of programmatic marketing and data management solutions. This acquisition involves significant risks to our business. It may not ultimately strengthen our competitive position. It could be viewed negatively by our advertisers, advertising agencies and investors, which could have an adverse impact on our business and the value of our common stock. In addition, completion of the integration will continue to require significant management attention and resources. If we are unsuccessful at completing the integration of [x+1]'s employees or technologies, our financial condition and results of operations, including revenue and net income, as well as our corporate culture, could be adversely affected.
The acquisition has required, and will continue to require, significant time and resources. In connection with our acquisition of [x+1], we paid approximately $98.0 million in cash and 5.3 million shares of our common stock, subject to adjustment pursuant to the merger agreement. In addition, we have incurred $11.5 million in acquisition and integration costs, principally consulting fees and retention bonuses. The use of cash to pay for this acquisition has limited our ability to use our cash for other potential uses, including investments in our sales and marketing and product development organizations, and in infrastructure to expand our operations to support growth in revenue and volume of transactions. The issuance of equity in the transaction resulted in dilution to our stockholders.
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
These enhancements and improvements will require capital expenditures and allocation of valuable management and employee resources. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, including reductions in headcount, our business could be adversely affected. In addition, we cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.
If we do not manage any future growth effectively, (i) the quality of our solutions and services and our relationships with our customers may suffer, and/or (ii) our ability to perform essential administrative functions may be impaired. Either or both of these results could have an adverse impact on our business, financial condition and results of operations.
We rely heavily on information technology ("IT") systems to manage critical customer-related functions such as advertising campaign management and operations, data center operations and data management platform hosting. We must expand, improve and automate these systems to maintain the quality of our solutions going forward and, in particular, to avoid service interruptions, security breaches and slower system performance for our enterprise solutions, including our self-service DSP and our data management platform ("DMP"). We also depend on IT systems to manage essential functions such as revenue recognition, budgeting, forecasting, financial reporting and other administrative functions, and we must continue to expand and improve these IT systems as well. Despite the use of IT systems, many of our processes remain manual in nature, and thus we must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not quickly and effectively integrate and train our new employees, including employees acquired as part of our acquisition of [x+1], and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. Any future growth may continue to place a strain on our resources, our infrastructure and our ability to maintain the quality of our solutions. Our historical growth resulted in challenges, and if we do not adapt to meet these evolving challenges, and if the current and future members of our management team do not effectively scale with any future growth, the quality of our solutions may suffer, our relationships with our customers may be harmed and our corporate culture may be adversely impacted. Failure to manage any future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.
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

As we expand our offerings to include SaaS solutions for enterprise clients and agencies, we must develop new skills that are critical to delivering a SaaS offerings, and invest significantly in training employees to support a SaaS business and the long term client relationships that we want to maintain and further develop. Although we acquired an experienced team and well-known products with [x+1], we must expand our expertise in technologies required for those offerings, and develop a reputation for regularly developing and delivering software updates and new features to enterprise clients. We must continue to develop and provide an easy to use, intuitive user interface for our solutions and provide robust client training programs and professional services to support our clients’ use of our software. We must also provide a secure infrastructure that clients trust to house their customer data, devote significant resources to cyber and physical security, and regularly test, audit, and augment our security protocols and practices. In addition, we must have skilled sales and customer service employees that are capable of working with clients to assess their use of our software. We must be able to develop and execute product roadmaps for clients to facilitate ongoing software feature development and ensure continued client use of our SaaS offerings, including the use of our technology for purchasing digital media for advertising and implementing marketing campaigns.
Because the sales cycle for SaaS solutions can be long and unpredictable and requires considerable time and expense, and client relationships may take a long time to grow and mature, it may be many quarters or years before we know whether our investment in SaaS solutions will be a profitable business for us. If we do not develop and maintain a good reputation as a SaaS provider, and we are not successful in generating revenue from our SaaS solutions and the resulting client relationships, then we may not recoup our investments in the SaaS business, and our results of operations will be harmed.
If we are unable to attract and retain new advertising customers and sell additional and new offerings to our longer-term customers, our revenue will be adversely affected.
To sustain or increase our revenue, we must add and retain new advertisers and encourage longer-term advertisers (both of which are often represented by advertising agencies) to purchase additional offerings from us, including our new enterprise solutions. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our DSP managed service solution have increased their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. Since 2014, we have been experiencing fluctuations in average customer spend compared to prior year periods, as well as a decline in spend by some of our larger customers and the loss of some of our larger customers. If we are unable to reverse this trend, continue to attract new advertisers or obtain additional business from existing advertisers, our revenue growth and our business will be adversely affected. We have experienced a slowing rate of revenue growth since the third quarter of 2013 and experienced a sequential decline in revenue from the second quarter of 2015 to the third quarter of 2015. Our ability to slow or reverse this decline will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance.
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
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. During 2014 and 2015, we have experienced a decline in revenue from some customers that directed more spend through agency trading desks. Our ability to continue competing successfully, grow and retain revenue will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks.
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
Our ability to compete successfully and grow revenue will depend in part on our ability to retain business from our larger and longer tenured customers; win business from new customers through the successful introduction of new offerings for mobile, video and brand advertising campaigns that continue to differentiate us from our competitors, including agency trading desks; and attract customers to our self-service platform offering and new enterprise solutions, including the DMP acquired through [x+1]. If a significant portion of our larger and longer tenured customers spend less with us, or stop spending altogether, and we fail to attract sufficient offsetting new business from new customers, our business, financial condition and results of operations would be harmed.
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
We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to support business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.
Our liquidity could be adversely impacted by adverse conditions in the financial markets.
As of September 30, 2015, we had $83.1 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
If we do not effectively train and provide tools and technology to support our sales and customer service and operations teams, we may be unable to maintain or increase sales to our existing customers or maintain customer satisfaction, and our business would be adversely affected.
We are substantially dependent on our sales, customer service and operations teams to maintain and increase sales from our existing customers and on our customer service and operations teams to maintain customer satisfaction. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and customer service and operations personnel to support growth and maintain customer satisfaction, and providing them the tools and technology that they need to efficiently do their jobs and satisfy customer demands. As we expand our offerings within mobile, social and video channels, and with our self-service platforms, our sales teams are also required to spend time learning new offerings and become more effective at cross-selling. Our customer service and operations teams are required to spend time learning to support the new offerings and troubleshooting customer issues. If we cannot provide the tools and training to our teams to support new and repeat customer growth, we will continue to see declines in our revenue retention rate that we have experienced since the beginning of 2014, and fail to maintain satisfactory customer relationships. With the introduction of our enterprise self-service solution and our acquisition of [x+1] and its enterprise offerings, we now require sales and customer service and operations teams to meet the demands of two distinctly different types of customers with different types of offerings; those that purchase managed services from us, and those that invest in our technology as an enterprise solution. Our sales and customer service and operations teams have been primarily trained and experienced in selling and supporting our managed service solutions to and servicing advertising agencies, which often control advertisers' budgets. Our enterprise solutions are marketed and sold to agencies, enterprise customers and other channel partners directly. We are expanding our capabilities in enterprise sales and customer service and operations, and we have invested in existing personnel to sell solutions to advertising agencies, large brand advertisers and channel partners and provide customer support.
In 2014 and 2015, we have experienced sales productivity declines. If we are unable to train sufficient numbers of sales personnel, or the sales personnel are not effective in obtaining new customers or increasing sales to our existing customer base, our business would be adversely affected.
We expect the ongoing investment of time on sales hiring, training and education efforts to continue to negatively impact sales productivity in the short term at least. Our prior and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Sales productivity for current sales personnel may not improve in the near term at least. As a result of the growth in our sales organization, a large portion of our sales team is still relatively new to the company and our solutions. If we are unable to train sufficient numbers of sales personnel (including enterprise sales personnel), and/or the sales personnel are not effective in obtaining new customers or increasing sales to our existing customer base through cross-selling, our business would be adversely affected.
Our future success depends on the continuing efforts of our key employees and on our ability to recruit and retain an experienced senior management team, as well as to hire, train, motivate and retain additional employees.
We promoted E. Randolph Wootton III to Chief Executive Officer (CEO), effective November 2, 2015, and our future success depends upon us successfully integrating Mr. Wootton into his new role, as well as our ability to attract and hire a new Chief Financial Officer, and other executive roles, and our ability to attract and retain management team members and other highly skilled employees, including software engineers, analytics and operations employees, and sales professionals.
Over the past year we have experienced significant turnover within the executive team. Dr. John, our co-founder and former CEO and Chairman of the Board, will be leaving the company in November 2015. Mr. Sankaran, our Chief Financial Officer, will also be leaving the company in November 2015. Mr. Zweben, who served as an interim CEO from March 2015 through Mr. Wootton’s appointment, has assumed the role of Executive Chairman. Since November 2014 we have also hired four senior executives, including a Chief Financial Officer, a Chief Revenue Officer for North America, a Senior Vice President of Research and Development, a Senior Vice President of Human Resources and other senior leadership roles. We have open positions on our leadership team and throughout the company for which we are seeking qualified applicants. Our future success depends on the swift and effective integration of all new executives and employees into our business operations and company culture. None of our executives or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.
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
Even if we are successful in hiring qualified new employees, we may be subject to allegations that we have improperly solicited such employees while they remained employed by our competitors; that such employees have improperly solicited other colleagues of theirs employed by the same competitors; or that such employees have divulged proprietary or other confidential information to us in violation of their agreements with such competitors. If we are unable to attract, integrate and retain suitably qualified individuals, our business, financial position and results of operations would be harmed.
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
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download “ad blocking” software, which may prevent ads from being requested by publishers, served to web sites or seen by users who have ad blocking software installed. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks third party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by Internet users, we will be able to set fewer of our cookies in browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to indicate Internet users in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our solution.
In the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. The Data Protection Regulation, which was endorsed by the European Union Parliament in March 2014, is being reviewed by the European Union Council of Ministers and the European Union Commission. In addition, the European Union is considering passing an EU-wide regulation, which would be enforced in all member states, that could restrict how data is collected in the EU, what type of user consent must be obtained prior to data collection, and other rules related to the collection, storage and usage of data gathered from EU citizens. If enacted into law, possible new rules regarding data collection could limit or change the way we collect information, and could have a negative impact on our ability to optimize our clients' advertising campaigns.
Potential “Do Not Track” standards or government regulation could negatively impact our business by limiting our access to the anonymous user data that informs the advertising campaigns we run, and as a result could degrade our performance for our customers.
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. In the past, Microsoft’s Internet Explorer 10 included a

“Do Not Track” setting that was selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to a Do Not Track policy standard, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
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
Our solutions are primarily dependent on advertisers purchasing display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, financial condition and results of operations.
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
Our business depends in part on providing our advertisers with a service that they trust. We have contractual commitments to take commercially reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify, and we use a combination of proprietary technology and third-party services to help us meet those commitments. We use third party technology, and our own proprietary technology, to detect suspected bot traffic, as well as click fraud, which is an automated computer-generated impression or click on an advertisement rather than an impression or click by a human. In 2014 there was a significant amount of negative publicity about fraud and bot traffic within our industry, including negative publicity directed at us. As a result, our abilities to both combat bot traffic and to communicate proactively about our capabilities in this area have become increasingly important. In addition, we use proprietary technology to block inventory that we suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on that website. Preventing and combating fraud, which is an industry-wide issue, requires constant vigilance, and we may not always be successful in our efforts to do so or in our efforts to address negative press on the topic.
If we serve advertising on inventory that is objectionable to our advertisers or fraudulent, we may lose the trust of our advertisers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations. We may also purchase inventory inadvertently that proves to be unacceptable for advertising campaigns, in which case we are responsible for the media cost and cannot bill that cost to any campaign. If we buy substantial volumes of unusable inventory, this could negatively impact our results of operations.
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
Suppliers control the bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on our use of their inventory, including restrictions that prohibit the placement of advertisements on behalf of certain advertisers. In 2015 Facebook eliminated our access to the Facebook exchange platform, or FBX, requiring us to adapt our offering in order to continue to access advertising inventory from Facebook and expand into mobile advertising with Facebook. Google has also announced changes to YouTube video inventory availability beginning in 2016 that could restrict or eliminate our access to video inventory on YouTube.
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
There is rapid growth in content consumption on mobile devices. Our success in the mobile channel depends on our ability to access mobile inventory from suppliers, which may also be competitors, on reasonable terms. These suppliers may decide to offer their own solutions and exclude us from reaching quality inventory that they control. Our success also depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution was unable to work on these devices or operating systems, either because of technological constraints or because an operating system or application developer, device maker or carrier wished to impair, or inadvertently impaired, our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed. Precise location data, gathered from mobile devices, is one important factor in running successful mobile advertising campaigns for our advertisers. If the rules for how precise location is gathered and used change, it could adversely affect our ability to optimize mobile advertising campaigns for our advertisers.
Certain self-regulatory organizations of which we are a part (but over which we have limited influence) released mobile-specific privacy principles toward the end of 2014 and enforcement began on September 1, 2015. If we fail to comply with these principles, or if we must modify our business practices in a way that reduces our ability to provide quality service to clients, it could affect our ability to generate new mobile channel business.
Errors or failures in our software and systems could adversely affect our operating results and growth prospects.
We depend upon the sustained and uninterrupted performance of our technology platforms to operate and execute over 2,500 campaigns at any given time; manage our inventory supply (including inventory quality controls); bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platforms cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platforms, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platforms. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack of confidence in us or, on occasion, the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that have not been delivered properly. Material defects or errors in our enterprise platform, including our DMP solution, could also result in unanticipated costs and harm to our reputation. The software systems underlying the enterprise solutions, including the DMP, are inherently complex and may contain errors that could cause disruption in availability and other performance issues. Such performance issues could result in customers making warranty or other claims against us. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our reputation as well as our financial position, results of operations and growth prospects.
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
Through the first quarter of 2015, we had undergone rapid, continuous growth in our employee base. However, in April 2015 we announced a reduction in force affecting approximately 11% of our employee base. We had 962 employees (799 in the United States and 163 employees overseas) as of September 30, 2015, compared with 1028 employees (891 and 137 employees in the United States and overseas, respectively), as of September 30, 2014. Both rapid growth and layoffs can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of September 30, 2015, two agency holding companies, and no single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
Fluctuations in the exchange rates of foreign currencies could result in currency transaction losses that negatively impact our financial results.
We currently have foreign sales primarily denominated in British pounds, euros, Japanese yen and Canadian dollars and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pounds, euros, Canadian dollars and Hong Kong dollars. We expect international sales to become an increasingly important part of our business. Any adverse fluctuation in the exchange rates of these foreign currencies could negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to attempt to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The recent appreciation of the U.S. dollar has caused a decline in the U.S. dollar value of revenue billed in foreign currencies, and we expect this negative impact on revenue and net loss may continue.
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
Anticipated and unanticipated charges to earnings resulting from acquisitions may adversely affect our results of operations. Under business combination accounting standards, we recognize the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values and separately from goodwill. Our estimates of fair value are based upon assumptions we believe to be reasonable but which are inherently uncertain. After we complete an acquisition, a number of factors could result in material charges, which could adversely affect our financial condition, results of operations and cash flows, including but not limited to costs incurred to integrate employees such as employee retention, redeployment or relocation expenses; amortization, impairment or reduction in the useful lives of intangible assets; amortization or impairment of goodwill; costs to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated; and charges to our operating results due to the expensing of certain stock awards assumed in an acquisition. In third quarter of 2015, for example, we recognized an impairment of goodwill, as described in Note 12 to our Condensed Consolidated Financial Statements. Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through September 30, 2015, our common stock has ranged in price from a low of $4.41 to a high of $71.89. These fluctuations could cause stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 40.5% of the outstanding shares of our common stock based on the number of shares outstanding as of September 30, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through September 30, 2015. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	—	$—	—	—
August 1 - August 31, 2015	—	—	—	—
September 1 - September 30, 2015	—	—	—	—
Total	—	$—	—
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

Dated: November 6, 2015

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