Form 10-K
period 2015-12-31
Rocket Fuel Inc.
filed 2016-03-14
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $190,023,061 based upon the closing price reported for such date on the NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 29, 2016, there were 43,627,818 shares of the registrant's common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, the last day of the fiscal year covered by this Annual Report on Form 10-K.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” "should," “project,” “plan,” “expect,” "predict," "target" or the negative of these terms or similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	expectations for financial performance in 2016, including revenue and the levels of operating expenses in the areas of research and development, sales and marketing and general and administrative;

•	our goal of reducing the cost of customer service, operations, account management, IT, and general and administrative functions as a percentage of revenue in future periods;

•
the impact that our sales strategies and our product mix, including our managed service and self-service platform offerings, will have on our non-GAAP net revenue, media and other costs of revenue and gross margins (non-GAAP net revenue is a non-GAAP measure; please see Part II, Item 7 of this Annual Report on Form 10-K, “Non-GAAP Measures," for an explanation of this measure and a reconciliation to the most comparable GAAP measure);

•	the expected impact of seasonality on our operating results;

•	our expectations regarding our headcount levels in 2016;

•	our ability to improve the productivity and efficiency of our resources and infrastructure;

•	the expected impact of our expense reduction and operating efficiency initiatives

•	our expectation regarding capital expenditures in 2016;

•	the usefulness of non-GAAP financial measures for understanding and evaluating our operating results;

•	our plans to finance data center hardware requirements through capital leasing facilities;

•	the adequacy of our office facilities to meet or exceed our needs for the immediate future and our ability to sublease unused facilities;

•	our expectation that, subject to achieving our operating plan for 2016, existing cash and cash equivalents will be sufficient to meet our business requirements for at least the next 12 months;

•	anticipated growth of the digital advertising market and of brand advertising as part of that market;

•
the ability of our solutions to deliver intended results to customers, including but not limited to the ability of our Programmatic Marketing Platform to successfully combine the functionality of our DSP with features of our DMP in a manner that is attractive to customers and prospects;

•	the ability to effectively market our Programmatic Marketing Platform, through the integration of technologies and capabilities arising from our acquisition of [x+1];

•	our ability to adapt our relationships with agencies and agency holding companies in light of the evolving competitive environment, and the anticipated success of our sales strategy;

•	our expectation that we will improve our abilities to attract new customers, and to retain and gain a larger amount of our current customers’ advertising budgets;

•	our ability to achieve revenue growth by better tailoring our sales model to differing sizes of customers and prospects, and by improving the focus of our sales representatives on our core offerings;

•	our expectations regarding an increase in the number of active customers;

•	our ability to avoid serving ads on unsafe or inappropriate websites or to non-human targets;

•	our ability to continue to expand internationally;

•	our expectation that, as our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business; and

•	our intention to vigorously defend against pending securities lawsuits.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
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
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits thereto with the Securities and Exchange Commission, or "SEC," with the understanding that our actual future results and circumstances may be materially different from what we expect.

PART I
ITEM 1. BUSINESS
Overview
Rocket Fuel is a technology company that brings the power of machine learning to the world of digital marketing, offering a Programmatic Marketing Platform designed to help marketers and their agencies connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives.
We are focused on the large and growing digital advertising market, where marketers are confronting an age-old challenge: how to deliver better return on investment, or "ROI," which encompasses both the measurement of that effective return, and a comparison with other approaches to delivering advertising assets. Doing such measurement involves difficulties in terms of speed and scale, in that there are tens of billions of daily ad purchases across all digital advertising exchanges and other sources of digital advertising inventory. Our platform autonomously purchases these ad spots, or impressions, one at a time, on real-time advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition.
Our core service offerings are organized around two platforms - a Data Management Platform, or "DMP," and a Demand Side Platform, or "DSP" - which can be used by themselves, or can be integrated with a customer’s other customer relationship management or marketing platforms, or can be used together in different permutations as our Programmatic Marketing Platform. That integrated platform is designed to deliver and optimize media spend to engage, upsell, and retarget consumers across addressable channels-including display, mobile, video, social, and television, and across addressable devices, including tablets, personal computers, set top boxes, television, and mobile phones. We offer our Programmatic Marketing Platform as a managed service, which we operate on behalf of our customers, and as a self-service platform operated by our customers or their agencies directly.
Core to our ability to connect advertisers and consumers is our artificial intelligence engine, which consists of big data-driven predictive modeling and automated decision-making components. Our Programmatic Marketing Platform is designed to address the needs of marketers in a time when the amount of demographic, psychographic, and most fundamentally, behavioral data, has reached a mass that defies human intuition or comprehension, and requires the use of machine learning to offer real time analysis of the moments of influence, and make the decision to act upon the moments most likely to be influential.
Each ad purchasing decision on real time advertising exchanges must be made in milliseconds, which means any analysis and decision-making must happen in an even shorter period of time. Our Programmatic Marketing Platform uses a technology we call Moment Scoring™, which is designed to consider in a fraction of a second whether a particular advertising opportunity, or impression, is the right time to influence a consumer, based on our platform’s real-time scoring - positive or negative - of the likelihood of consumer engagement with the advertisement based on relevant attributes. If the score is positive, we determine the value of that impression to the particular advertising campaign and how much we are willing to bid for that opportunity. If we win the bid, then the ad is served. This entire process takes place in approximately 100 milliseconds and over 100 billion times daily for a thousand or more advertising campaigns.
In addition to paid media options, a company may have tens of millions of interactions daily with its customers and prospects through its “owned media” or customer relationship management channels, such as its website, mobile applications, call centers, email, point of sale terminals, loyalty cards, and retail stores. Every company needs to make decisions about what to do with its data, and a smart company can optimize its customers’ experiences and its own marketing by making the best use of the opportunities it has to interact with its customers.
In both cases of paid and owned media, our Programmatic Marketing Platform is designed to learn from each message it delivers and apply that learning to future decisions as an advertising campaign is being delivered - a feature we call Marketing that Learns™. This enables us to deliver solutions designed to optimize over time for both direct-response and brand campaigns focused on generating specific consumer actions or engagements, and other marketing programs designed to help marketers acquire, retain, and grow their customer base. The benefit of a platform that is designed to autonomously adapt and learn while solving multiple problems simultaneously instead of solving one specific problem at a time, is that our platform is capable of simultaneously running thousands of marketing programs with highly diverse goals across multiple channels.
We were incorporated in Delaware in 2008. In July 2014, we announced the general availability of our self-service DSP, in North America and Europe. Prior to that time, we had provided a self-service DSP offering to a single advertising agency in Japan. In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] allowed us to add important assets to our technology solutions, including our DMP. Since September 2014, we have worked to join our DSP and DMP platforms into a combined platform, and this has allowed us to introduce our Programmatic Marketing Platform.
We have successfully run advertising campaigns for products and brands in industries ranging from luxury automobiles to financial services to retail, for a diversified customer base that, during 2015, included 91 of the Advertising Age 100 Leading National Advertisers and 65 of the Fortune 100 companies, and powered personalized marketing on owned media for 7 companies in the US.
For the years ended December 31, 2015, 2014, and 2013, our revenue was $461.6 million, $408.6 million, and $240.6 million, respectively, representing a compound annual growth rate, or CAGR, of 118% since 2012. The early growth in sales through 2013 and 2014 led us to make significant investments in our business, in operations, sales, marketing, research and development, customer service and general and administrative functions. Partially as a result of these investments, for the years ended December 31, 2014 and 2013, our net losses were $64.3 million and $20.9 million, respectively. In response to slowing revenue growth in 2014 and early 2015, we engaged in a variety of cost-cutting and efficiency initiatives; however, those reductions in operating expenses were more than offset by non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and corresponding adjustments to physical facilities. Thus, we incurred a net loss of $210.5 million for the year ended December 31, 2015.
Our Offerings
Our Programmatic Marketing Platform is comprised of the following technologies.
Demand Side Platform (DSP)
Our proprietary artificial intelligence, or "AI" -driven DSP is built on our real-time optimization engine, which leverages big data and our vast computational infrastructure to purchase and deliver highly-automated digital advertising campaigns that are measurable against direct response and brand objectives. We make our DSP available to advertisers or their agencies as a fully managed service, through a self-service interface, or a combination of managed and self-service options.
Our DSP offerings are designed to enable direct-response and brand advertisers to optimize toward virtually any measurable advertising goal. Given the extensibility and flexibility of our DSP, our offerings are able to address the needs of advertisers across geographies, industry verticals, advertiser goals, and through addressable channels including display, mobile, social, video and programmatic TV.
Direct Response Objectives
Our direct response solution is focused on the following direct-response objectives:

•
Prospecting. Advertisers have various prospecting objectives, such as number of leads, sign-ups, registrations or sales. Our Programmatic Marketing Platform is designed to track every impression delivered and continuously learn from campaign results to refine our delivery of impressions to the appropriate consumers and achieve each advertiser’s direct-response objectives. As our DSP optimizes over the course of campaigns, we believe that advertisers experience steady improvement against the prospecting goals they have defined.

•
Retargeting. As advertisers succeed in bringing consumers to their websites, our retargeting offering uses our Moment Scoring Technology to help return those same or similar consumers to the advertisers’ websites, focusing specifically on the consumers most likely to perform a desired action. Unlike other retargeting solutions that merely display advertisements to every consumer that has visited an advertiser’s website regardless of the value of such placements, our offering focuses on consumers who represent high-value opportunities for re-engagement, aiming to reach them at the best time and in the best context to achieve the advertiser’s goals.

•
Sales Uplift. We find that some sophisticated direct response advertisers and their agencies want to optimize not only for a specified digital outcome (such as completion of a form, or establishment of a digital shopping cart) but also to maximize truly incremental sales. This is measured as the increase in revenue compared to a control group of customers who were not exposed to similar advertising. Through the same kinds of techniques used for offline sales or brand equity lift, we can develop digital maps that can be calibrated against sales uplift.

Brand Objectives
Brand objectives are commonly measured as an increase in a specified metric related to a target audience. Digital brand campaigns most commonly focus on any of the following, often with a specific, third party validated audience as the target being measured against:

•
Reach, frequency and engagement. Traditionally, brand advertisers have focused on reach, frequency and engagement goals to assess the effectiveness of their advertising campaigns. Our DSP is designed to track, measure and optimize these goals through specific consumer actions, such as clicks, advertisement interactions and video completions. Our platform values and bids on billions of individual advertising impressions per day to maximize campaign performance measured against the goals defined by the advertiser.

•
Audience Accuracy. Brand advertising is audience specific, and our DSP is designed to optimize towards a defined audience, most commonly a particular age and gender range as measured by third parties such as Nielsen, Comscore and others.

•
Brand equity lift. Our DSP is designed to track, measure and optimize brand equity lift objectives. We use online surveys to measure these objectives, such as consumer awareness, recall, message association, purchase consideration, favorability and recommendation intent. Our technology is designed to automatically incorporate survey responses to enable optimization and calibration against online and offline brand equity lift as measured by third parties such as Nielsen, Comscore and others.

•
Offline sales. Many interactions that consumers have with a brand occur offline. We are able to connect online activity to offline sales or responses by integrating a variety of industry-specific offline data sources, such as retail purchase activity, coupon usage and grocery store purchase activity. Our technology is designed to measure and optimize campaigns, while they run, to maximize offline impact as measured by third parties such as IRI, NCS and others.

Data Management Platform (DMP)
Our DMP augments the capabilities of our DSP for media purchases. By using our Programmatic Marketing Platform, our advertisers can run analytics on data derived from their paid and owned media channels and develop a better understanding of their consumers. Our DMP enables:

•
Data Management: Our DMP is designed to allow marketers to ingest, analyze, segment, and export their own and third-party audience data for advertising, customer relationship management, or "CRM," email marketing, call-center routing, or other opportunities to touch consumers with a message or call-to-action. Our Programmatic Marketing Platform allows marketers to leverage their own data within our DSP or other media buying platforms of their choice.

•
Multi-modal Advertising Optimization: Our Programmatic Marketing Platform is designed to allow marketers to seamlessly execute programmatic advertising campaigns globally through our platform, and apply learning and insights from the DMP to augment campaign performance. Moreover, our Programmatic Marketing Platform is designed to enable cross-channel (e.g. display, video, mobile, and social) and cross-device (e.g. smartphone and desktop) campaigns, thereby reducing friction and eliminating the need to work with multiple companies that offer point solutions.

Other Features

•
Brand Assurance. Advertiser brand protection is a high priority for us. We have adopted a proactive approach designed to prevent us from serving advertisements on unsafe or inappropriate websites, and designed to protect advertisers from forms of fraud in the modern digital ecosystem. We have a brand-assurance team that monitors our brand safety efforts, makes policy decisions, offers guidance to advertisers and continuously analyzes and improves our Brand Assurance offering. We have proprietary technology designed to identify and block fraudulent activity, and we work with independent third parties to validate our approach and further our efforts against fraud.

•
Insights. We identify the key drivers of an advertising campaign's success and help marketers improve and optimize future marketing strategies and creative development. Our Insights feature is designed to help advertisers understand what strategies are effective and why, and allows them to better understand the quality, composition and characteristics of the consumers their campaigns reach, including which consumers are most responsive to their messages.

Our Technology
We believe our technology is disrupting traditional approaches to digital advertising. The digital advertising campaigns we run are designed to be effective, as well as efficient and easy for us to set up and manage, and do not require advertisers to know or guess who their target audiences are, nor the best digital channels through which to reach them. Instead, our AI-driven technology reaches desired consumers globally by programmatically buying advertising inventory. We primarily access inventory through real-time bidding, or RTB, which is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on real-time advertising exchanges. For each impression that we purchase on behalf of an advertiser, our technology determines precisely the amount that we will bid for each single opportunity based on our technology’s valuation of that opportunity in real time.
We bid on billions of these impressions per day in approximately 100 milliseconds per bid request. As our engine learns which attributes best contribute to meeting an advertiser’s campaign goals, it adapts as the campaign runs to improve performance measured against these goals. We believe this enables us to deliver more rapid optimization and better campaign results than the periodic manual adjustments of traditional solutions. Leveraging the massive amounts of inventory available through real-time advertising exchanges, our solution enables advertisers to efficiently connect with large audiences while it maintains a focus on results-driven optimization.
We have invested in and will continue to invest in developing our differentiated and proprietary technology, aimed at solving the problems of marketers in ways that traditional, and point solutions, cannot. We have assembled a team of highly skilled engineers and computer scientists with deep expertise across a broad range of relevant disciplines. Key focus areas of our engineering team include:

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

•
Big Data. We have built a multi-tier big data management system based on proprietary and open source software to help us maintain a variety of data in many different formats. Our data includes anonymized user profile data that is accessible at very low latencies and used to execute our campaigns. In addition, we maintain a large data warehouse with multi-petabytes of data that we use for algorithm training and reporting.

•
Bidding adapters. Bidding adapters enable us to receive bid requests from real-time advertising exchanges, evaluate each request and either reject the request or respond with a bid. The adapters then present our proposed bid and advertisement to the advertising exchange in the format required by the exchange. Bidding adapters allow us to easily expand and adapt our platform across multiple inventory sources, including across different channels, such as display, mobile, video, and programmatic TV.

•
User Interface and Reporting Tools. Based on the latest HTML5 technologies, our user interface provides flexible reporting and interactive visualization of the key drivers of success for each advertising campaign. We use these reporting and visualization products internally to manage campaigns, and provide advertisers with the ability to manage their own campaigns, form custom audiences and to gain campaign insights.

•
Platform Convergence. To enhance our Programmatic Marketing Platform, we continue to converge the best attributes from our DSP and our DMP for a unified user experience across our DSP, DMP and web site optimization interfaces.

Our research and development expenses were $44.9 million, $39.8 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our capitalized internal-use software development costs were $15.5 million, $9.4 million and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Our Customers
As of December 31, 2015, we had 1,666 active customers, including many of the world’s leading advertisers. We interact with customers primarily through advertising agencies acting on their behalf. We also work with some customers directly.
We define an active customer as a customer from whom we recognized revenue in the last three months. An active customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is one important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business.
During 2015, we served a diverse advertiser base across industry verticals, such as automotive, cable, computer manufacturing, education, finance and insurance, health care, hospitality and food services, retail and telecommunications.
For the year ended December 31, 2015, no single customer represented 10% or more of our revenue.
Sales and Marketing
In North America, Europe, and Australia we sell our solutions through direct sales teams, which focus on advertising agencies and advertisers, as well as on other third parties. Our direct sales team is organized by geography, with regional offices in the United States and offices in Canada, the United Kingdom, Australia, France, Germany, Italy, Spain, and Sweden. We also sell our solutions through resellers. We recently announced the closure of our office in Brazil and we intend to service customers in that market through our other offices and a reseller relationship.
We are focused on managing our brand, increasing market awareness and generating new advertiser leads. To do so, we often present at industry conferences, create customer events and invest in public relations. In addition, our marketing team advertises online, in print and in other forms of media, creates case studies, sponsors research, composes whitepapers, publishes marketing collateral, generates online content and undertakes customer research studies and surveys.
Employees and Culture
We are proud of our company culture, and believe it is one of our fundamental strengths as well as a strategic priority. Our employees are focused on technological innovation to improve our solution for advertisers and marketers. We encourage creativity and open dialogue to improve on ideas through iteration.
As of December 31, 2015, we had 954 full-time employees, consisting of 755 employees in the United States and 199 employees internationally. This represents a 15% decrease from December 31, 2014. We currently expect only modest changes in headcount in 2016.
Our Competition
Our industry is highly competitive and fragmented. We compete with large, well-established companies such as Google, Facebook, Yahoo! and digital advertising networks. In addition, we compete against other companies that offer robust digital marketing solutions and demand side and data management technology platforms that allow advertisers to purchase inventory directly and manage and analyze their own customer data. We also compete with divisions of certain advertising agencies, including agency trading desks, that place digital advertising on behalf of the agencies’ clients, and other companies, many of which claim to use advanced technologies to optimize advertising campaigns. As we introduce new offerings, as our existing offerings evolve, or as other companies introduce new products and services, we may become subject to additional competition.
We compete for advertising revenue based on our ability to meet advertiser goals, the effectiveness and relevance of our offerings, pricing structure, ease-of-use, scalability, cross-channel and cross-device capabilities, customer service, breadth and depth of customer relationships and awareness of our brand. In addition, as we move forward with our Programmatic Marketing Platform, we will also compete based on (i) our ability to offer a comprehensive technology solution that meets the needs of our customers and (ii) the ease of integration with customers' other systems and databases.

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
In September 2014, we acquired two issued patents and one pending non-provisional patent application in the United States as a result of our acquisition of [x+1]. As of December 31, 2015, we had two issued patents in the United States. Our issued patents are expected to expire between May and September 2022. As of December 31, 2015, we had pending 11 non-provisional patent applications in the United States and one application in Great Britain. In addition, we maintain a trademark portfolio in the United States and abroad, including trademarks or trademark applications in Australia, Brazil, China, European Union, Hong Kong, India, Japan, Singapore and Russia.
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
Privacy and Interest-based Advertising
Much of the acceptance and widespread use of digital media across the globe is attributable to the ability of consumers to access valuable content quickly, without friction, and free of charge. The digital media content providers, or publishers, who support the creation and distribution of this content do so largely by selling advertisements on their properties, similar to the business model of television and radio broadcasters. Online it is possible to serve advertisements to potential consumers based upon interests that are inferred in part from a consumer’s online actions and web-browsing history, although some companies have distributed programs call "ad blockers" that online consumers could use to prevent the display of all or some advertising. The use of web browsing history to inform advertising purchase decisions is commonly referred to as “interest-based” or “online behavioral” advertising. Advertisers are willing to make a greater investment in, and pay a higher rate for, digital advertising when this interest-based data can be used to inform decisions about purchasing advertising impressions to reach desired consumers.
The use of interest-based advertising has come under scrutiny by consumer advocacy organizations and regulatory agencies in the U.S. and abroad that focus on online privacy. Because we rely upon access to large volumes of data, including web browsing history, primarily through cookies, it is essential that we monitor developments in this area in the U.S. and globally, and that we engage in responsible privacy practices. The collection of specific geo-location data, including latitude and longitude and IP address, and the collection of mobile device identifiers, are also important signals that assist our technology when optimizing our clients' marketing campaigns. If regulatory agencies and legislative bodies in different regions and markets enact rules or enforce guidance that limits how geo-location and device identification data may be collected and used, it could limit our ability to run successful advertising campaigns for our clients. Our privacy practices are described in our privacy policy, which explains the type of data we collect and use to provide services to advertisers. Our privacy policy can be found on our website at http://rocketfuel.com/privacy-policy. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.
We are also active members of industry self-regulatory organizations, including the Network Advertising Initiative, or "NAI," and the Digital Advertising Alliance, or "DAA," and participate in the Self-Regulatory Program for Online Behavioral Advertising coordinated by the DAA and enforced by both the Direct Marketing Association and the Council of Better Business Bureaus. Similarly, in Europe we are signatories to the IAB Europe EU Framework for Online Behavioural Advertising and are members of the European Digital Advertising Alliance, or EDAA.
For further information, please see our Risk Factors in Item 1A "Risk Factors" of this Annual Report on Form 10-K.
Seasonality
In the advertising industry, companies commonly experience significant seasonal fluctuations in revenue. Many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of our fiscal year reflects our highest level of advertising activity and associated revenue, and the first quarter reflects the lowest level of such activity. For more information regarding the impact of seasonality on our business, please refer to Part II, Item 7 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Our Performance."

Financial Information about Segments and Geographic Areas
We manage our operations as a single reportable segment. For information regarding our reporting segment, and revenue and long-lived assets by geographic location please refer to Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.
Available Information
You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with, or furnished to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge from our website at www.rocketfuel.com as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The contents of our website are not incorporated into this Annual Report on 10-K or in any report or document we file with the SEC. Further, any references to the URL for our website are intended to be inactive textual references only.

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
We were incorporated in 2008 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in our limited history, our rate of revenue growth has been declining since the third quarter of 2013. We may not be able to slow or reverse this decline in revenue. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining advertisers and advertising agency customers; and developing new offerings, either internally or through acquisitions.
As a company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

•	develop, offer, sell and provide effective service and support for competitive technology platforms and offerings that meet our advertisers’ and their agencies' needs as they change;

•	build a reputation for superior solutions and create trust and long-term relationships with advertisers and advertising agencies;

•	partner with advertising agencies to offer solutions to their customers;

•	attract, hire, integrate and retain qualified and motivated employees;

•
expand our expertise in technologies required for our offerings, such as our self-service DSP and DMP enterprise solutions, that involve developing solutions for use directly by customers, including user interface development, user documentation and ongoing customer support and maintenance;

•	effectively execute on cost-cutting and other operating efficiency initiatives in order to create more leverage in our business;

•	distinguish ourselves from competitors in our industry while at the same time working with those competitors that also offer advertising inventory for our acquisition and placement;

•	maintain and expand our relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns, including but not limited to Facebook inventory;

•	respond to evolving industry standards, government regulations and customer requirements that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy; and

•	expand our business internationally
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
Our quarterly and annual operating results have fluctuated in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. We have only a few longer term contracts, and we book, bill and recognize a substantial portion of our revenue on a month-to-month basis; both factors make our business less predictable. Our fluctuating results have in the past and could in the future cause our performance to fall below the expectations of investors and securities analysts, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be useful for predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	the addition or loss of customers;

•	changes in demand and pricing for our solutions;

•	the seasonal nature of our customers’ spending on digital advertising campaigns;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the pricing of advertising inventory or of other third-party services that we require;

•	the introduction of new technologies, product or service offerings by our competitors;

•	changes in our customers’ advertising budget allocations, agency affiliations, or marketing strategies, which could affect their interest in our solutions;

•	changes and uncertainty in the regulatory environment for us or our customers;

•
changes in the economic prospects of our customers or the economy generally, which could alter current or prospective customers’ spending priorities, or could increase the time or costs required to complete sales to customers;

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

•	the rate of our investment in people and related infrastructure;

•	the extent to which we expand operations outside of North America;

•	changes in our capital expenditures and/or lease obligations as we acquire the computer hardware, equipment, facilities and other assets required to support our business; and

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action and stockholder derivative lawsuits described below under “Risks Related to the Securities Markets and Ownership of our Common Stock—The price of our common stock has been volatile and the value of our common stock has declined substantially since our IPO."

Based upon all of the factors described above and others that we may not anticipate, including those beyond our control, we have a limited ability to forecast our future revenue, costs and expenses and the resulting profit or loss and cash flows. As a result, our actual operating results may from time to time fall below our own estimates or the expectations of investors and analysts. Furthermore, our projected results may from time to time fall below our initial estimates or the expectations of investors and analysts. These situations have occurred several times since we became a public company and resulted in substantial declines in our stock price. See “Risks Related to the Securities Markets and Ownership of our Common Stock—We have failed in the past, and may fail in the future, to meet our publicly announced guidance or other expectations about our business and future operating results. Such past failures have caused, and future failures would likely cause, our stock price to decline,” below.
We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $210.5 million, $64.3 million, and $20.9 million and for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $319.3 million. We may not achieve profitability in the foreseeable future, if at all. For example, in 2015 our operating expenses increased more rapidly than our revenue primarily due to non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and corresponding adjustments to physical facilities. Our operating expenses are largely based on personnel and facilities, and are relatively fixed in the short term. Hence, our operating expenses increased more rapidly than our revenue in 2014, primarily due to a shortfall in our revenue compared to our forecasts combined with substantial continued investments we were making in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations. .
We recently commenced the sale of subscription services for our Data Management Platform. Some of these sales may result in the deferral of platform revenues over the term of the subscription. However, our sales costs, including commissions on such sales, will generally be incurred up front, which could result in additional losses as we ramp this business, even though the aggregate revenues from such activities exceed the associated aggregate costs of acquiring and providing such services over the full course of the term.
In order to achieve sustained profitability and positive cash flow, we must change our operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. Our bank covenants require us to improve our bank-defined EBITDA (as defined in Note 8 of our Consolidated Financial Statements in Part II, Section 8 of this Annual Report on Form 10-K) results materially over the course of fiscal year 2016. If we fail to achieve such improvements, the banks could revoke our loans. Furthermore, any future losses will continue to impair our liquidity, which could ultimately cause us to become insolvent. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
We have experienced a slowing rate of revenue growth since the third quarter of 2013. During the third quarter of 2015, revenue declined compared to the second quarter of 2015, and during the fourth quarter of 2015, revenue declined compared to the fourth quarter of 2014. Our revenue growth will continue to suffer if we do not improve our capabilities to attract and retain new customers and sell more solutions to existing customers.
In the short term, we expect our revenue growth to continue to be impacted as we continue building our enterprise sales capabilities and as we continue to hire new sales personnel, including senior sales leaders, who require time to become productive. To sustain or increase our revenue longer-term, we must add and retain new customers and encourage longer-term customers to purchase additional offerings from us, including our newer enterprise solutions. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality has been and could continue to be challenged. Some advertisers that are repeat users of our DSP managed service solution have increased their spending over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. Since 2014, we have been experiencing fluctuations in average customer spend, as well as the loss of, or decline in spend by, some of our larger customers. If we are unable to reverse this trend, continue to attract more new customers and obtain additional business from existing customers, our revenue and operating results will continue to be adversely affected.
Our ability to slow or reverse this declining rate of revenue growth will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance. In particular, the market for our enterprise solutions is relatively new. Advertisers may be reluctant to make significant investments in these solutions. The sales cycle for enterprise solutions can be long and unpredictable and require considerable time and expense. Even if we generate a sale, we incur upfront costs associated with onboarding advertisers to our enterprise platforms, which can be a complex process as we must support a wide range of customer data formats and capabilities, and integrate with a wide range of applications and technology and process infrastructures. We may not recoup our investment if we do not maintain the advertiser relationship over time.
We compete for allocation of advertising budgets with agencies that may prefer to allocate their clients' advertising spend to their own internal agency trading desks or other solutions, reducing our ability to grow or retain revenue from customers represented by agencies even if our solutions are more effective.
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. During 2014 and 2015, we experienced declines in revenue from some customers that directed more spend through agency trading desks that did not use our DSP or managed services. Our ability to compete successfully and return to consistent revenue growth will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks.
We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours or leverage captive inventory or data to their advantage. These factors could result in declining revenue or the inability to grow our business.
Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. For example, in the past, we experienced a decline in revenue from some customers that adopted competitors' DSP and/or DMP solutions rather than our own similar solutions. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our solutions, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors for our media buying solutions include traditional advertising networks, and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our self-service solutions include other companies that offer self-service DSP and/or DMP solutions, such as Salesforce, Adobe and Oracle (BlueKai), that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third party data. Other competitors for our solutions include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising and marketing activities. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources.
We also compete with services offered through large online portals that have significant brand recognition, such as Yahoo!, Google, AOL, MSN and The Rubicon Project. These large portals have substantial proprietary digital advertising inventory that may provide them with competitive advantages, including far greater access to Internet user data, and the ability to significantly influence pricing for digital advertising inventory. Furthermore, these portals may not offer some of their premium, or even all of their inventory, for sale, but instead, use it in their own captive advertising activities. We also compete for a share of advertisers’ total advertising budgets with online search advertising, for which we do not offer a solution, and with traditional advertising media, such as direct mail, broadcast television, radio, cable and print. Some of our competitors have also established reputations for specific services, such as retargeting with dynamic creative, for which we do not have an established market presence. Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.
Any expense reduction initiatives that we have undertaken or may undertake may not deliver the expected results and these initiatives may adversely affect our business.
In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements. On April 22, 2015 we committed to a plan intended to improve our operational efficiency. This plan included a reduction of approximately 11% of our workforce that was completed during the second quarter of 2015, and other cost reduction measures that extended throughout 2015. As we have taken and continue to take actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions have resulted and could result in disruptions to our operations and our workforce, and adversely affect our business. In particular, higher voluntary attrition in 2015, and the resulting influx of new leaders and other employees, has impacted our efficiency across the company as we expend the time and resources necessary to recruit and retain our talent, restructure our organizations, and train new employees.
Expense reduction and greater operational efficiency will continue to be priorities in 2016. To effectively manage our business and operations with fewer employees, we have spent and may need to continue spending significant resources to further automate our business processes, improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	monitoring and updating our technology infrastructure to maintain high performance and the security of our data centers and network;

•	enhancing and automating work processes of our customer service and operations teams to ensure that our service professionals can efficiently and effectively support our customers; and

•	enhancing our internal controls to ensure timely, accurate and highly efficient billing processes.
These enhancements and improvements have required and will continue to require capital expenditures and allocation of valuable management and employee resources. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, including reductions in headcount, our business could be adversely affected. In addition, we cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful. If our operating expenses are higher than we expect or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.
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

Our entry into the enterprise self-service market is relatively new, and if we are not recognized as a technology company that can deliver effective, reliable and secure self-service solutions to enterprise clients and agencies, then our prospects and clients may be unwilling to use our solutions and our business will suffer.

As we expand our offerings to self-service solutions for enterprise clients and agencies, we must develop new skills that are critical to delivering such offerings, and invest significantly in training employees to support a self-service business and the long term enterprise client relationships that we want to maintain and further develop. We must expand our expertise in technologies required for those offerings, and develop a reputation for regularly developing and delivering software updates and new features to enterprise clients. We must continue to develop and provide an easy to use, intuitive user interface for our solutions and provide robust client training programs and professional services to support our clients’ use of our software. In addition, we must have skilled sales and customer service employees that are capable of working with clients to assess their use of our software. We must be able to develop and execute product roadmaps for clients to facilitate ongoing software feature development and ensure continued client use of our self-service offerings, including the use of our technology for purchasing digital media for advertising and implementing marketing campaigns.We must also provide a secure infrastructure that clients trust to house their customer data, devote significant resources to cyber and physical security, and regularly test, audit, and augment our security protocols and practices.
Because the sales cycle for enterprise self-service solutions can be long and unpredictable and requires considerable time and expense, and client relationships may take a long time to grow and mature, it may be many quarters or years before we know whether our investment in these solutions will be a profitable business for us. If we do not develop and maintain a good reputation as an enterprise self-service solutions provider, and we are not successful in generating revenue from these solutions and the resulting enterprise client relationships, then we may not recoup our investments in the these solutions, and our results of operations will be harmed.
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
Our credit agreement contains operating and financial covenants that restrict our business and financing activities and, in some cases, could result in an immediate requirement to repay our outstanding loans.
Borrowings under our credit agreement with certain lenders and Comerica Bank, or "Comerica," as agent for the lenders, are secured by substantially all of our assets, including our intellectual property. (See Note 8 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed description of this agreement.) Our credit agreement also restricts our ability to, among other things:

•	dispose of or sell our assets;

•	make material changes in our business or management;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments, including capital expenditures;

•	enter into transactions with affiliates; and

•	pay off or redeem subordinated indebtedness.
These restrictions are subject to certain exceptions. In addition, our credit agreement requires us to comply with minimum bank-defined EBITDA (as defined in Note 8 of our Consolidated Financial Statements in Part II, Section 8 of this Annual Report on Form 10-K) covenants, maintain minimum cash balances with the lenders and maintain minimum liquidity ratios, among other requirements, and gives the lenders the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million.
If the lenders were to exercise this right, our ability to pay the costs of our operations, including payroll and vendor costs, would be adversely impacted, and could lead to insolvency or bankruptcy.

The operating and financial restrictions and covenants in the credit agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies that we or our stockholders may consider beneficial. We have failed to comply with similar covenants in the past. For example, as of December 31, 2012, September 30, 2013, and September 30, 2014, we were not in compliance with certain financial and non-financial covenants in applicable secured loan and security agreements, including covenants related to permitted indebtedness for a corporate credit card account balance and limitations on our capital expenditures. Although we have been able to obtain a waiver for each such covenant violation in the past, there is no guarantee that our lender will waive such violations in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.
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
We must continue to invest significant time and resources to develop successful strategies for marketing and selling our Programmatic Marketing Platform, and to train our marketing and sales personnel on these strategies.
Our Programmatic Marketing Platform, which combines our DSP and DMP solutions into a single platform, is a new offering for us that we have developed since we acquired [x+1] and its DMP in September 2014. Our ability to achieve success with this combined platform depends to a great extent on our ability to develop appropriate marketing and sales strategies, which are different from the strategies that our marketing and sales personnel rely on for our other offerings. Although we made progress on these strategies in 2015, we must continue to invest time and resources to further refine them and to provide additional training to marketing and sales personnel. If we fail to develop and implement successful marketing and sales strategies for our Programmatic Marketing Platform, our revenue will be adversely impacted.
If we do not manage our information technology systems and infrastructure effectively, (i) the quality of our solutions and services and our relationships with our customers may suffer, and/or (ii) our ability to perform essential administrative functions may be impaired. Either or both of these results could have an adverse impact on our business, financial condition and results of operations.
We rely heavily on information technology, or "IT," systems to manage critical customer-related functions such as advertising campaign management and operations, data center operations and data management platform hosting. We must expand, improve and automate these systems to maintain the quality of our solutions going forward and, in particular, to avoid service interruptions, security breaches and slower system performance for our enterprise solutions. We also depend on IT systems to help us manage essential functions such as revenue recognition, budgeting, forecasting, financial reporting, invoicing, collections and other administrative functions, and we must continue to expand and improve these IT systems as well. Despite the use of IT systems, many of our processes remain manual in nature, and thus we must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not quickly and effectively integrate and train our new employees on our systems, processes and security protocols, and if we fail to appropriately coordinate across our functional groups and offices. If we do not adapt to meet the evolving challenges or our business, and if we do not effectively and efficiently scale our operations to support our business, then the quality of our solutions may suffer, our IT systems and infrastructure may be more prone to security breaches and service interruptions, and relationships with our customers may be harmed, which, in turn, could have an adverse impact on our financial condition and results of operations.
Our future success depends on the continuing efforts of our executive team, senior managers and other key employees, and on our ability to recruit, hire, train, motivate and retain additional employees at all levels of our workforce.
We promoted E. Randolph Wootton III from Chief Revenue Officer for North America to Chief Executive Officer, or "CEO," effective November 2, 2015. On February 24, 2016, we announced that Rex Jackson will be joining the Company as Chief Financial Officer, or "CFO," effective March 16, 2016. We also hired additional senior leaders in 2015 and early 2016 including a new Chief Marketing Officer and Chief Customer Officer and other sales and business development roles. Our future success depends upon us successfully integrating Mr. Wootton and Mr. Jackson and our other leaders into their new roles, as well as our ability to attract and retain additional management team members and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.

Over the past year we have experienced significant turnover within our executive team. George John, co-founder and former CEO and Chairman of our board of directors, David Sankaran, CFO, and Abhinav Gupta, our former Vice President of Engineering, left the company in the fourth quarter of 2015. Since November 2014, we have hired several senior executives as well as others in senior leadership roles. We have open positions on our executive and senior leadership teams and throughout the company for which we are seeking qualified applicants, and we have made organizational changes in many functions, including sales and engineering. Our future success depends on the swift and effective integration of all new executives and other employees into our business operations and company culture. None of our executives or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.
The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is primarily based in Redwood City, California, where we face significant competition for talent from large technology companies such as Google, Facebook, LinkedIn, Twitter and Yahoo! These companies may provide more generous compensation and benefits, more diverse opportunities and better chances for career advancement than we do. Some of these advantages may be more appealing to high-quality candidates and employees than those we have to offer. In addition, the decline in our stock price has created additional challenges related to our ability to compete effectively with respect to equity compensation.
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
Our marketing and sales efforts have required significant investments, which may not yield returns in the foreseeable future, if at all.
We have invested significant resources in our marketing and sales teams to educate the marketplace about the value of our solutions and to sell the solutions to prospective advertisers and advertising agencies. We evolved our marketing strategy in 2015 to place more emphasis on our comprehensive Programmatic Marketing Platform and our Moment-Scoring technology. On the sales side, we often spend substantial time and resources explaining how our solutions can optimize advertising campaigns, and responding to requests for proposals from potential advertisers and their advertising agencies, including developing material specific to the needs of such potential advertisers. Our business depends in part upon the market perception of our solutions and on advertisers’ confidence, and the confidence of the advertising agencies that represent those advertisers, that our solutions are superior to other methods of purchasing digital advertising. In order to support our sales teams more effectively in an extremely competitive environment, our marketing efforts must continue to keep pace with the evolution of our business and educate the market about our technology advantages and capabilities. We may not be successful in attracting new advertisers despite our investment in our marketing and sales organizations.
If we do not effectively train and provide tools and technology to support our sales, customer service and operations teams, we may be unable to maintain or increase sales to our existing customers or maintain customer satisfaction, and our business would be adversely affected.
We are substantially dependent on our sales, customer service and operations teams to maintain and increase sales from our existing customers and on our customer service and operations teams to maintain customer satisfaction. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and customer service and operations personnel to support growth and maintain customer satisfaction, and providing them the tools and technology that they need to efficiently do their jobs and satisfy customer demands. As we expand our direct response and brand offerings and our self-service platforms, our sales teams are also required to spend time learning new offerings and become more effective at cross-selling. Our customer service and operations teams are required to spend time learning to support the new offerings and troubleshooting customer issues. If we cannot provide the tools and training to our teams to support new and repeat customer growth, we will continue to see declines in our revenue retention rate that we have experienced since the beginning of 2014, and fail to maintain satisfactory customer relationships. We require sales and customer service and operations teams to meet the demands of two distinctly different types of customers with different types of offerings; those that purchase managed services from us, and those that invest in our technology as an enterprise solution. Our sales and customer service and operations teams have been primarily trained and experienced in selling and supporting our managed service solutions to and servicing advertising agencies, which often control advertisers' budgets. Our enterprise solutions are marketed and sold to agencies, enterprise customers and other channel partners directly. We are expanding our capabilities in enterprise sales and customer service and operations, and we have invested in existing personnel to sell solutions to advertising agencies, large brand advertisers and channel partners and provide customer support.
Our liquidity could be adversely impacted by adverse conditions in the financial markets.
As of December 31, 2015, we had $78.6 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
Through 2013, our historical revenue growth partially masked seasonal fluctuations in advertising activity. However, as our revenue growth rate has declined and/or to the extent seasonal advertising patterns become more pronounced, seasonality will cause material fluctuations on our quarterly operating results and cash flows.
Our revenue, operating results, and other key operating and performance metrics vary from quarter to quarter due to the seasonal nature of our advertisers’ spending on digital advertising campaigns. For example, advertisers tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory. Our historical high revenue growth through the first half of 2013 partially masked the impact of seasonality, but as our growth rate has declined since the third quarter of 2013, and to the extent seasonal spending becomes more pronounced, seasonality could cause material fluctuations on our revenue, cash flow, operating results and other key operating and performance metrics from period to period.
If the use of “third party cookies” is rejected by Internet users, or potentially unfavorable "Do Not Track" standards or government regulations are created, our performance could decline and we could lose advertisers and revenue.
We use “cookies” (small text files) to gather important data to help deliver our solution. These cookies are placed through an Internet browser on an Internet user’s device and correspond to a data set that we keep on our servers. Our cookies are known as “third party” cookies because we do not have a direct relationship with the Internet user. Our cookies collect anonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertisers’ websites. We use these cookies for reasons such as to help us achieve our advertisers’ campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement too frequently, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies to help us decide whether to bid on, and how much to bid on, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser’s campaign, and undermine the effectiveness of our solution.
Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their devices at any time. In addition, the Safari browser blocks third party cookies by default, and other publishers of other browsers may choose to modify their software defaults in this way in the future. Unless such default settings in browsers are altered by Internet users, we will be able to set fewer of our cookies on users' devices, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to other forms of persistent, unique identifiers, or IDs, to indicate Internet users in the bidding process on advertising exchanges. This could have a negative impact on our ability to locate the same anonymous user across different web properties, and reduce the effectiveness of our solution.
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. In the past, Microsoft’s Internet Explorer 10 included a “Do Not Track” setting that was selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to the same Do Not Track policy standard that we must adhere to, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2015” was introduced in the United States Senate in December 2015. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
In the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. The General Data Protection Regulation, which was ratified in December 2015, is being readied for implementation in the European Union. The General Data Protection Regulation is an EU-wide regulation, which would be enforced in all member states, that could restrict how data is collected in the EU, what type of user consent must be obtained prior to data collection, and other rules related to the collection, storage and usage of data gathered from EU citizens. If enacted into law, possible new rules regarding data collection could limit or change the way we collect information, and could have a negative impact on our ability to optimize our clients' advertising campaigns.
Ad blocking technology can limit our access to advertising inventory and our ability to reach the intended recipients of the ads we serve. If the use of ad-blocking technology becomes more prevalent, the performance of our campaigns could decline, we could lose advertisers, and our revenue, costs and other results of operations could be negatively impacted.

In order to serve advertisements to consumers on behalf of our customers, we require access to digital inventory.  Some consumers download and use "ad-blocking" software, which can prevent web browsers (for example, Firefox, Google Chrome and others) from interacting with or downloading advertising, or that can prevent ads from being displayed once the advertising is served.  If the use of ad blocking software and technology becomes more prevalent, it could hamper our ability to optimally serve advertisements for marketing campaigns, and our business could be harmed. In addition, it could limit the amount of free, advertising-supported content available to consumers online, or otherwise restrict our access to available inventory and could drive up the price of available inventory, which could increase the media costs we pay. Also, some companies that distribute ad blocking software make money by charging companies like ours a fee to serve advertising to consumers that have installed their “ad blocking” software. We currently do not pay fees to such companies because we do not consider those consumers receptive to advertising; however, if we did pay such fees, our costs would increase.  An increase in media costs would affect our total operating cost and margins and ultimately our results of operations. Finally, the mere existence of ad blockers, regardless of their effectiveness, may generate concern regarding the health of the digital advertising industry, which could impact the value of companies in the industry generally.

Our international expansion subjects us to additional costs and risks and may not yield returns, including anticipated revenue growth, in the foreseeable future, and our continued expansion internationally may not be successful.
Our significant investment in international expansion subjects us to many challenges associated with supporting a growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, France, Italy, Spain, Sweden and Australia. We established subsidiaries in Germany and Canada in 2013 and in Brazil in 2014 (although we moved to a reseller model in Brazil in 2016). In addition, in 2012, we licensed a third party to make our solution available in Japan. We expect to significantly expand our international operations in the future.
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
Historically, our customers have predominantly purchased our solution for display advertising. We expect that display advertising will continue to be a significant channel used by our customers. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our display solution could decline. In addition, many of our customers may think of us as only providing display advertising solutions, and we must develop marketing strategies that help our sales representatives cross-sell non-display products to our existing customer base. Our failure to achieve market acceptance of our enterprise solutions, including our Programmatic Marketing Platform, would harm our growth prospects, financial condition and results of operations.
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
As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage, and database technologies. Creating the appropriate support for our technology platforms, including big data and computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We make representations to our customers regarding our security policies and practices. If we do not adequately implement and enforce these security policies to the satisfaction of our customers, this could result in a loss of customer confidence, damage to our reputation and a loss of business. Further, security breaches could not only diminish the quality of our services and our performance for advertisers; they could also be a violation of security obligations to our enterprise customers that are designed to protect the data that we collect, store and transmit for them. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property, our data and/or our customers’ data. In addition, we are vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platforms. The steps we take to increase the reliability, integrity and security of our systems may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platforms and the increasing number of connections with the technology of customers, third party partners and vendors. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners, as well as exposure to indemnity claims and other liability to our enterprise solution customers, which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.
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
We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory through real-time advertising exchanges on reasonable terms across a broad range of advertising networks and exchanges and premium publishers, including real-time advertising exchanges, such as Google’s DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory, including premium publishers with which we may seek direct relationships; and inventory available on social media platforms through application program interfaces, or APIs, including Facebook.
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
We may not win the right to deliver advertising from the inventory that we select and may not be able to replace inventory that is no longer made available to us.
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

Certain self-regulatory organizations of which we are a part released mobile-specific privacy principles that became effective in September 2015. If we fail to comply with these principles, or if we must modify our business practices in a way that reduces our ability to provide quality service to clients, it could affect our ability to generate new mobile channel business.
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
As customers increase usage of our enterprise solutions, we will need to continually improve our hosting infrastructure.
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
Our business prospects depend, in part, on the success of our strategic relationships with third parties, including ready access to hardware in key locations to facilitate the delivery of our solution and reliable management of Internet traffic.
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
In particular, our business depends on our ability to source computer hardware, including servers built to our specifications, and the ability to locate those servers and related hardware in co-location facilities in the most desirable locations to facilitate the timely delivery of our services. Disruptions in the services provided at co-location facilities that we rely upon can degrade the level of services that we can provide, which could harm our business. We also rely on our integration with many third-party technology providers to execute our business on a daily basis. We must efficiently direct a large amount of network traffic to and from our servers to consider tens of billions of bid requests per day, and each bid typically must take place in approximately 100 milliseconds. We rely on a third-party domain name service, or DNS, to direct traffic to our closest data center for efficient processing. If our DNS provider experiences disruptions or performance problems, this could result in inefficient balancing of traffic across our servers as well as impairment or prevention of web browser connectivity to our site, which could harm our business.
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
Through the first quarter of 2015, we had undergone rapid, continuous growth in our employee base. However, in April 2015 we announced a reduction in force affecting approximately 11% of our employee base. We had 954 employees (755 in the United States and 199 employees overseas) as of December 31, 2015, compared with 1,123 employees (977 and 146 employees in the United States and overseas, respectively), as of December 31, 2014. Both rapid growth and layoffs can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.

We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. In the quarter ended September 30, 2013, one of the agencies with which we conducted business filed for bankruptcy, which resulted in bad debt expense in the period. As of December 31, 2015, two agency holding companies, and no single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.

Fluctuations in the exchange rates of foreign currencies have resulted in, and could in the future result in currency transaction losses that negatively impact our financial results.
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
Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering legislation related to online advertising and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers and publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online, and could reduce the demand for our solutions or otherwise harm our business, financial condition and results of operations. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past and could in the future, cause us to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to that information, our measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable information about consumers, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solutions by current and future advertisers and advertising agencies.
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
When we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the "JOBS Act," we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. We will need to disclose any material weaknesses (as defined by SEC rules) in our internal controls over financial reporting that are identified by our management, as well as provide a statement that our independent registered public accounting firm has issued an opinion on our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until our first annual report filed with the SEC following the later of (i) the date we are deemed to be a “large accelerated filer,” as defined in the the Exchange Act, or (ii) the date we are no longer an emerging growth company.
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
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results could be adversely affected if our assumptions change or if actual circumstances differ from those reflected in our assumptions. If, as a result, our operating results fall below the expectations of investors and securities analysts, our stock price could decline. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts and returns, internal-use software and development costs, income taxes, stock-based compensation expense and impairment of goodwill and intangible assets.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.
We may be limited in the portion of net operating loss carry-forwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2015, we had U.S. federal net operating loss carry-forwards, or NOLs, of $219.5 million and state NOLs of $76.9 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs and future changes in our stock ownership could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.
Forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, we cannot provide assurance that our business will grow at similar rates, if at all.
Market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Forecasts relating to the expected growth in the digital advertising and real-time bidding markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
Anticipated and unanticipated charges to earnings resulting from acquisitions may adversely affect our results of operations. Under business combination accounting standards, we recognize the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values and separately from goodwill. Our estimates of fair value are based upon assumptions we believe to be reasonable but which are inherently uncertain. After we complete an acquisition, a number of factors could result in material charges, which could adversely affect our financial condition, results of operations and cash flows, including but not limited to costs incurred to integrate employees such as employee retention, redeployment or relocation expenses; amortization, impairment or reduction in the useful lives of intangible assets; amortization or impairment of goodwill; costs to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated; and charges to our operating results due to the expensing of certain stock awards assumed in an acquisition. In third quarter of 2015, for example, we recognized an impairment of goodwill, as described in Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred.

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
Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our common stock has been volatile and the value of our common stock has declined substantially since our IPO.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through December 31, 2015, our common stock has ranged in price from a low of $2.80 to a high of $71.89. These fluctuations have caused many stockholders to suffer declines in the value of their investment in our common stock. Factors that could cause further fluctuations in the trading price of our common stock include the following:

•
announcements of financial results, new offerings, products, services or technologies, initiatives, commercial relationships, acquisitions or other events by us, our competitors or others in our industry sector;

•	price and volume fluctuations in the overall U.S. and foreign stock markets from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of investors or securities analysts;

•	actual or anticipated changes in the expectations of investors or securities analysts, whether due to our issuance of new guidance or otherwise;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on us from any of the other risks cited in this Risk Factors section.
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
Our stock price has been volatile and has declined since our initial public offering in September 2013. On September 3, 2014, a stockholder class action lawsuit was filed against us, certain of our officers and certain underwriters of our initial public offering in September 2013 and our follow-on offering in January 2014. On September 10, 2014, a substantively similar lawsuit was filed, adding our board of directors and additional underwriters as defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to the registration statements and prospectuses for our initial and follow-on public offerings, and seek unspecified compensatory damages and other relief. A consolidated complaint was filed on February 27, 2015. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the Court granted in part and denied in part the defendants’ motions to dismiss. For more information, see Part 1, Item 3, "Legal Proceedings." Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, financial condition and results of operations.
We have failed in the past, and may fail in the future, to meet our publicly announced guidance or other expectations about our business and future operating results. Such past failures have caused, and future failures would likely cause, our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. We use a variety of models to forecast revenue in our business, including but not limited to models based on our bookings, estimates from our sales personnel, and projected productivity of our sales representatives. Each of our models has limitations. For example, revenue anticipated by a sales representative for a particular quarter might be delayed, reduced in amount or not materialize at all for a variety of reasons, including many that are out of our control. As another example, sales personnel productivity may change significantly from historical patterns when we hire new, less experienced sales personnel, when we introduce new products and services and if we are required to integrate sales personnel and new products as part of an acquired business. In addition, expanding competitive alternatives available to our customers in the market, an unexpected slowdown in general economic conditions, unexpected customer turnover and a variety of other factors could lead to unanticipated reductions in spending by our customers. Our industry is rapidly changing, and as we adopt new business models to address customer requirements, our historical methods of forecasting may prove inadequate. Our increasing focus on enterprise solutions, which have long sales cycles, exacerbates our difficulty in developing accurate forecasts. It may take a number of quarters selling enterprise solutions for us to understand enough about the dynamics impacting our revenue mix to be able to accurately forecast revenue for our business.
Our business results may vary significantly from our guidance due to a number of factors, many of which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would likely decline, as it did following our announcement of guidance for the second quarter of fiscal 2014 on May 8, 2014, and our announcement of third quarter and full year guidance on August 5, 2014.
The concentration of our capital stock ownership with insiders could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 40% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The requirements of being a public company may strain our resources and divert our management’s attention.
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
For so long as we remain an emerging growth company as defined in the JOBS Act, we expect to take advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an emerging growth company, which could be as long as five years following the completion of our IPO in September 2013. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through December 31, 2015. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We maintain our principal office, totaling approximately 140,000 square feet, in Redwood City, California, under a lease that expires in 2019. We maintain additional leased spaces, totaling approximately 350,000 square feet, in several locations, including New York, Chicago, El Segundo (Los Angeles), South Norwalk (Connecticut) and San Francisco, domestically, as well as London, Hamburg and Paris in Europe. We maintain sales offices in other locations globally. We believe that our current facilities capacity exceeds our needs for the immediate future, and as a result, we are actively seeking to sublease portions of our unused facilities or identify alternative space to better align our facility needs with our anticipated headcount levels.
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the “IPO,” and the secondary offering on February 5, 2013, or the “Secondary Offering,” were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleges that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleges that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purports to assert claims for violations of

Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the “Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the “Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint seeks monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The Court also dismissed all claims against the outside directors and the underwriters of the public offerings.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of our then-current and former officers and our board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. This state court action has been stayed pending the resolution of the Victor Veloso v. George H. John et al. action described below.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL , and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions are based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants our board of directors at the time of filings and certain then-current and former executives. The Veloso action has been related to the In re Rocket Fuel Securities Litigation and motions to relate the other actions are pending. A motion to consolidate the four actions into the earlier-filed Veloso action will be heard by the court in March 2016. The motion is unopposed and therefore we expect the cases to be consolidated.
On January 27, 2016, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery. The action was Gee v. Wootton et al., Case No. 11940-VCL. The plaintiff voluntarily dismissed this action on February 9, 2016.
We intend to vigorously defend ourselves against these actions. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.
Legal fees are expensed in the period in which they are incurred.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select market under the symbol "FUEL". The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2014
First Quarter	$71.89	$42.75
Second Quarter	$43.84	$19.31
Third Quarter	$31.27	$14.29
Fourth Quarter	$21.10	$13.75

Fiscal 2015
First Quarter	$16.82	$9.05
Second Quarter	$9.66	$7.53
Third Quarter	$8.28	$4.41
Fourth Quarter	$5.60	$2.80
Holders of Record
As of February 29, 2016, we had 162 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held of record in street name by brokers, banks or other nominees.
Dividends
We did not declare or pay any cash dividends on our common stock during 2014 or 2015 and we have no present intention of paying any cash dividends on our common stock in the foreseeable future. Our credit facility contains restrictions on our ability to pay dividends. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and Note 9 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Sale of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Equity Incentive Plan, or 2008 Plan.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2015	—	$—	—	—
November 1 - November 30, 2015	—	—	—	—
December 1 - December 31, 2015	333	3.55	—	—
Total	333	$3.55	—
 ______________________

(1)
Under the 2008 Plan, participants may exercise options prior to vesting, subject to our right of repurchase if the participant ceases providing services to us prior to the date on which all shares issued upon exercise of the options have vested. All shares in the above table were shares repurchased as a result of our exercising this right of repurchase and not pursuant to a publicly announced plan or program.

Performance Graph
This performance graph shall not be deemed ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under Section 18, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The following graph shows a comparison from September 20, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index, or "S&P 500 Index" and the Nasdaq Composite Index, or "NASDAQ Composite." The graph assumes that $100 was invested at the market close on September 20, 2013 in our common stock, the S&P 500 Index and the NASDAQ Composite, and the data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of dividends. We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the future. The stock price performance of the following graph is not indicative of future stock price performance.
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
The consolidated statements of operations data for each of the three years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$461,637	$408,641	$240,605	$106,589	$44,652
Costs and expenses:
Media cost	189,089	173,477	103,637	50,669	22,649
Other cost of revenue (1)	79,867	48,586	21,883	9,342	4,651
Research and development (1)	44,922	39,794	17,714	4,876	1,545
Sales and marketing (1)	166,140	146,430	83,345	41,069	17,256
General and administrative (1)	58,354	60,545	28,708	8,403	2,336
Impairment of goodwill	117,521	—	—	—	—
Restructuring	7,393	—	—	—	—
Total costs and expenses	663,286	468,832	255,287	114,359	48,437
Operating loss	(201,649)	(60,191)	(14,682)	(7,770)	(3,785)
Other expense, net:
Interest expense	4,563	3,092	917	316	250
Other (income) expense—net	3,112	5,267	308	(135)	(33)
Change in fair value of convertible preferred stock warrant liability	—	—	4,740	2,308	295
Other expense, net	7,675	8,359	5,965	2,489	512
Loss before income taxes	(209,324)	(68,550)	(20,647)	(10,259)	(4,297)
Income tax (benefit) provision	1,221	(4,239)	285	84	28
Net loss	$(210,545)	$(64,311)	$(20,932)	$(10,343)	$(4,325)
Basic and diluted net loss per share attributable to common stockholders (2)	$(4.95)	$(1.74)	$(1.38)	$(1.29)	$(0.57)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	42,551	37,001	15,177	8,024	7,600

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Other cost of revenue	$1,975	$1,758	$471	$37	$7
Research and development	7,706	5,039	2,308	734	8
Sales and marketing	9,894	10,372	4,482	1,100	66
General and administrative	6,399	6,361	3,581	1,450	83
	$25,974	$23,530	$10,842	$3,321	$164

(2)	See Note 10 to our Consolidated Financial Statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,560	$107,056	$113,873	$14,896	$5,071
Property, equipment and software, net	82,781	89,441	25,794	10,939	4,941
Working capital	40,978	97,562	140,850	37,935	12,962
Total assets	347,054	539,265	237,508	75,189	27,158
Debt obligations, current and non-current (3)	63,337	69,040	26,811	6,966	4,379
Capital lease obligations, current and non-current	20,457	17,823	615	—	—
Total stockholders’ equity	133,900	312,766	143,167	40,863	13,388

(3)	The debt obligations as of December 31, 2015 and 2014 on the consolidated balance sheet are net of $0.7 million and $1.0 million in debt issuance costs, respectively.

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
Overview
Rocket Fuel is a technology company that brings the power of machine learning to the world of digital marketing, offering a Programmatic Marketing Platform designed to help marketers and their agencies connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives. Our platform autonomously purchases ad spots, or impressions, one at a time, on real-time advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition.

Our core service offerings are organized around two platforms - a Data Management Platform (DMP) and a Demand Side Platform (DSP) - which can be used by themselves, or can be integrated with a customer’s other customer relationship management or marketing platforms, or can be used together as our Programmatic Marketing Platform. We offer our Programmatic Marketing Platform as a managed service, which we operate on behalf of our customers, and as a self-service platform operated by our customers or their agencies directly.

Core to our ability to connect advertisers and consumers is our artificial intelligence, or “AI,” engine, which consists of big data-driven predictive modeling and automated decision-making components. Our Programmatic Marketing Platform uses a technology enabled by our AI that we call Moment Scoring™, which is designed to consider in a fraction of a second whether a particular advertising opportunity, or impression, is the right time to influence a consumer, based on our platform’s real-time scoring - positive or negative - of the likelihood of consumer engagement with the advertising based on relevant attributes.

Our Programmatic Marketing Platform is designed to learn from each message it delivers and apply that learning to future decisions as the advertising campaign is being delivered-a feature we call Marketing that Learns™. The benefit of a platform that autonomously adapts and learns while solving multiple problems simultaneously is that our platform is capable of simultaneously running thousands of marketing programs with highly diverse goals simultaneously across multiple channels.

In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] allowed us to add important assets to our technology solutions, including our Data Management Platform, or DMP. Since September 2014, we have worked to join our DSP and DMP offerings into a combined platform, and this has allowed us to introduce our Programmatic Marketing Platform.

Non-GAAP Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles applicable in the United States, or "GAAP", we also monitor the non-GAAP metrics set forth below to help us evaluate growth and profitability, establish budgets, and assess our operational efficiencies (in thousands, except per share amounts):

	Years ended December 31,
	2015	2014	2013
Non-GAAP net revenue	$272,548	$235,164	$136,968
Non-GAAP adjusted EBITDA	$89	$(966)	$4,178
Non-GAAP adjusted net income (loss)	$(41,079)	$(24,101)	$(5,350)
Non-GAAP adjusted net income (loss) per share	$(0.97)	$(0.65)	$(0.35)
Non-GAAP adjusted operating expenses ("Cash Costs")	$272,459	$236,130	$132,790
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

	Years ended December 31,
	2015	2014	2013
Revenue	$461,637	$408,641	$240,605
Less: Media costs	189,089	173,477	103,637
Non-GAAP net revenue	$272,548	$235,164	$136,968
Non-GAAP Adjusted EBITDA
Non-GAAP adjusted EBITDA is a non-GAAP financial measure defined by us as GAAP net loss before interest expense, other income (expense), net, income tax provision (benefit), depreciation and amortization expense, stock-based compensation expense and related payroll taxes, changes in fair value of convertible preferred stock warrant liability, acquisition or restructuring related expense and impairment charges.
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
However, our use of non-GAAP adjusted EBITDA has limitations and should not be considered in isolation or as a substitute to our financial results as reported under GAAP. Some of these limitations are as follows: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and non-GAAP adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; non-GAAP adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation; non-GAAP adjusted EBITDA does not reflect acquisition and restructuring related expenses, impairment charges, tax and interest expenses that may represent payments reducing the cash available to us; and other companies, including those in our industry, may calculate non-GAAP adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, our management considers non-GAAP adjusted EBITDA alongside other financial performance measures, including cash flow metrics, GAAP net income (loss) and our other GAAP results.

The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted EBITDA for each of the periods indicated (in thousands):

	Years ended December 31,
	2015	2014	2013
Net loss	$(210,545)	$(64,311)	$(20,932)
Adjustments:
Interest expense	4,563	3,092	917
Income tax provision (benefit)	1,221	(4,239)	285
Depreciation and amortization expense	50,762	23,670	7,855
Stock-based compensation	25,974	23,530	10,842
Change in fair value of convertible preferred stock warrant liability	—	—	4,740
Other (income) expense - net	3,112	5,267	308
Acquisition expense	—	11,476	—
Restructuring expense	7,393	—	—
Payroll tax expense related to stock-based compensation	88	549	163
Impairment of goodwill	117,521	—	—
Total adjustments	210,634	63,345	25,110
Non-GAAP adjusted EBITDA	$89	$(966)	$4,178
Non-GAAP Adjusted Net Income (Loss)
Non-GAAP adjusted net income (loss) and non-GAAP adjusted net income (loss) per diluted share are non-GAAP financial measures that are useful to us and investors because they present an additional measurement of our financial performance, taking into account depreciation, interest and other expense, and taxes, which we believe are ongoing costs of doing business, but excluding the impact of certain non-cash expenses such as amortization of intangible assets, impairment charges and stock-based compensation, and expenses such as acquisition and restructuring related expenses. We believe that analysts and investors use non-GAAP adjusted net income and non-GAAP adjusted diluted net income per share as supplemental measures to evaluate the overall operating performance of companies in our industry.
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

The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted net income (loss) for each of the periods indicated (in thousands):

	Years ended December 31,
	2015	2014	2013
Net loss	$(210,545)	$(64,311)	$(20,932)
Adjustments:
Stock-based compensation expense	25,974	23,530	10,842
Change in fair value of convertible preferred stock warrant liability	—	—	4,740
Amortization of intangible assets	18,380	5,402	—
Acquisition expense	—	11,476	—
Restructuring expense	7,393	—	—
Tax impact of the above items	198	(198)	—
Impairment of goodwill	117,521	—	—
Non-GAAP adjusted net income (loss)	$(41,079)	$(24,101)	$(5,350)

Basic and diluted net loss attributable to common stockholders	$(4.95)	$(1.74)	$(1.38)

Non-GAAP adjusted net loss per diluted share	$(0.97)	$(0.65)	$(0.35)
Weighted average shares used in computing non-GAAP adjusted net income (loss) per diluted share	42,551	37,001	15,177
Non-GAAP Adjusted Operating Expenses ("Cash Costs")
We define non-GAAP adjusted operating expenses (which we refer to as “cash costs”) as GAAP total costs and expenses less media costs, depreciation and amortization expense, impairment charges, stock-based compensation expense and related payroll taxes, and acquisition and restructuring related expense.
We have presented non-GAAP adjusted operating expenses because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop operating plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP adjusted operating expenses can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP adjusted operating expenses provides useful information to understand and evaluate our operating results.
Non-GAAP adjusted operating expenses has a number of limitations, including the following: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and this measure does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; non-GAAP adjusted operating expenses does not reflect changes in, or cash requirements for, our working capital needs; non-GAAP adjusted operating expenses does not consider the potentially dilutive impact of equity-based compensation; non-GAAP adjusted operating expenses does not reflect acquisition and restructuring related expenses, impairment charges, tax and interest expenses that may represent payments reducing the cash available to us; and other companies, including those in our industry, may calculate non-GAAP adjusted operating expenses differently, which reduces its usefulness as a comparative measure. Because of these limitations, our management considers non-GAAP adjusted operating expenses alongside other financial performance measures, including total expenses, operating cash flow and our other GAAP results.

The following table presents a reconciliation of GAAP total costs and expenses to non-GAAP adjusted operating expenses or "cash costs," for each of the periods indicated (in thousands):

	Years ended December 31,
	2015	2014	2013
Total costs and expenses	$663,286	$468,832	$255,287
Less media costs	189,089	173,477	103,637
Adjustments:
Depreciation and amortization expense	50,762	23,670	7,855
Stock-based compensation	25,974	23,530	10,842
Acquisition expense	—	11,476	—
Restructuring expense	7,393	—	—
Payroll tax expense related to stock based compensation	88	549	163
Impairment of goodwill	117,521	—	—
Total adjustments	201,738	59,225	18,860
Non-GAAP adjusted operating expenses ("Cash Costs")	$272,459	$236,130	$132,790
Factors Affecting Our Performance
We believe that the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels that we address. These markets have grown rapidly in the past several years, and any acceleration, or slowing, of this growth would affect our overall performance. In 2014 we noted an expanding trend of customer concerns about inventory quality on real-time advertising exchanges that impacts the entire industry. In addition, a significant shift in the channel mix of digital advertising could also impact our performance as we must optimize our solutions across the display, mobile, social and video channels. We face different competitive landscapes in the mobile, social and video channels. For example, at the beginning of 2015 Facebook eliminated our access to the Facebook exchange platform, or FBX, requiring us to adapt our offering in order to continue to access advertising inventory from Facebook and expand into mobile advertising with Facebook. We adapted our technology and offerings to address this change, but our sales efforts were impacted and we noticed a decline in our Facebook campaigns from the second quarter to the third quarter of 2015. Facebook has continued to allow some other companies in our industry to purchase inventory through the FBX platform, which has likely put us at a competitive disadvantage. Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through real-time bidding, or "RTB." Our DSP offering primarily relies on having access to RTB exchanges; however, some publishers have begun to remove their advertising inventory from RTB exchanges, notably the Facebook FBX restrictions noted above and changes to Google’s Youtube video inventory availability beginning in 2016.
Ability to Compete Effectively to Sell our Solutions to Advertisers and their Agencies and Agency Holding Companies
We are focused on developing direct response and brand advertising solutions for advertisers, agencies, and publishers, available both as a managed service and a self-service platform. We believe that we can offer a Programmatic Marketing Platform that combines the functionality of our DSP with features of our DMP, to enhance digital media buys across any programmatic inventory. Our success will depend in part on how effectively we can attract customers to our Programmatic Marketing Platform, and on our ability to establish relationships with systems integrators and other partners to integrate our functionality into their customers' marketing technology platforms.
Our Programmatic Marketing Platform and our DSP offering competes for digital advertising budgets with a variety of companies, including other companies with DSP offerings, publishers that sell their inventory directly to agencies and advertisers, agency trading desks and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties, and to manage and analyze their own and third-party data. In our experience, it is our larger and longer tenured customers who are more likely to reduce spend with us in favor of self-service platforms, agency trading desks, or other media strategies. Beginning in 2014, we have experienced a decline in revenue from some customers when they used agency trading desks to a greater extent or adopted third party self-service platforms. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow and/or retain revenue. In July 2014, we announced an expansion of our self-service platform to the United States and Europe, which allows us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. In addition to challenges created by the emergence of agency trading desks and competing self-service platforms, our insertion order, or "IO," managed service business has faced increased challenges within some of the major agency holding companies. These challenges include overcoming questions and objections regarding our pricing and related media cost margins, impression placements and the transparency of our results, and how our technology achieved them. To directly address these concerns, we established a strategic agency selling team to market our services to the major agency holding companies and their agencies and trading desks and launched an initiative focused on improving transparency. Agency holding companies have many DSP and technology partners and we need to prove the value and quality of our solutions to agency holding companies and their affiliated operating agencies to provide advertising services to their customers.
Our self-service solutions for agencies and agency holding desks have different margins and operating costs than our managed service offerings, which may also vary based on target advertising spending through our Programmatic Marketing Platform. Our strategy to offer agencies and agency holding companies our Programmatic Marketing Platform has had, and we expect will continue to have, an impact on our revenue mix and non-GAAP net revenue margins.
Ability to Compete Effectively to Sell Our Solutions and Programmatic Marketing Platform to Direct Advertisers
In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] added important assets to our technology solutions, including a Data Management Platform, or “DMP,” and site optimization technology, which are enterprise solutions that enable customers to use their own customer relationship data and third party data to deliver timely and relevant advertising messages across paid, earned, and owned media channels, including an advertiser's own website. These additions have enabled us to broaden our solutions to help marketers optimize the consumer journey, and to extend our core technology beyond paid advertising to more broadly address advertisers' marketing challenges across paid, earned and owned media. As part of this strategy, we have increased the number of sales representatives we have calling on direct advertisers. We have also announced a channel strategy of partnering with marketing software companies, system integrators and direct response agency partners to enhance our ability to gain access to senior level marketing decision makers.
Our self-service offerings have different margins and operating costs than our managed service offerings. Our strategy to sell to direct advertisers and to offer DMP as well as DSP solutions has had, and will continue to have, an impact on our revenue mix and non-GAAP net revenue margins.
Customer Growth and Retention
In order to achieve sustainable revenue growth, we must attract new customers, retain spend and gain a larger amount of our current customers’ advertising budgets, and improve our retention of customers. Over the long term, we aim to improve each of these dimensions, but the relative focus on onboarding new customers or developing existing customers will vary over time with our product offerings, sales and service capabilities, and efficiencies.
Our number of active customers was 1,666 as of December 31, 2015, compared to 1,636 as of December 31, 2014. We define an active customer as a customer from whom we recognized revenue in the last three months. Thus, active customers in a given quarter includes both new customers and longer-term customers returning to spend with us again. A customer can be either an advertiser who purchases our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us. We believe that our ability to increase the number of active customers using our solution is one important indicator of our ability to grow our business, although we expect this number to fluctuate based on the seasonality in our business.
Our revenue retention rate for retained customers was 98% for the twelve months ended December 31, 2015 and 115%, 121%, 128% and 130% for each of the twelve months ended September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014, respectively. We define our revenue retention rate with respect to a given twelve-month period as (i) the revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period.

New customers generally spend less than customers that have used our solution for longer periods of time. We also experienced decreased spending in recent periods by some of our larger customers, as measured by the amount of spend, when compared to the same period in prior fiscal years. Adding new customers that tend to spend less and declining spend from some larger customers, along with some customer turnover, has contributed to the declining rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013.

Ability to Market and Sell Multiple Digital Advertising Products via Multiple Advertising Channels

Our DSP solutions are designed to optimize both direct-response campaigns focused on generating specific consumer purchases or responses, generally defined as cost per action goals, as well as brand campaigns geared towards lifting brand metrics, generally defined as cost-per-click and brand survey goals. In fiscal year 2015, direct response campaigns contributed approximately three quarters of our revenue, while the remaining quarter was generated through brand campaigns. Since market demand for brand advertising is growing faster than direct response, and is projected to be a larger potential market than direct response advertising, our future performance is dependent in part on our ability to grow share in the brand advertising market.

The digital advertising industry is rapidly adopting programmatic buying for additional “channels” such as mobile, social, video advertising and programmatic TV. Historically, our revenue has predominantly come from display advertising, while revenue from delivery to other channels, which include mobile, video and social channels, represent approximately 39% of our revenue for fiscal year 2015. Market demand for display advertising may be growing more slowly than these other channels, so our future performance is dependent in part on our ability to grow our share of these other channels.

Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings to address additional needs of marketers, including offering our DMP and DSP as self-service platform solutions in addition to our managed service offerings. As part of this growth strategy, we added sales, marketing, operations and customer support personnel. Our growth strategy also includes continuing to invest in research and development to enhance our solutions, integrate our technology platforms and create additional offerings. As a result in part of these investments in resources, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue during 2014. In 2015, we focused on streamlining our customer service, operations, account management, IT, and general and administrative areas with a goal of reducing the cost of those functions as a percentage of revenue in future periods, and improving our ability to service customers and increase the use of our solutions. As part of our operational efficiency plan, on April 22, 2015 we announced a reduction in our workforce of approximately 11% and other cost reduction measures and recorded $7.4 million in restructuring charges in fiscal year 2015.
We have experienced a continuing decline in our revenue growth rate in North America since the third quarter of 2013. In the short term, we expect our revenue to continue to be impacted as we continue building our enterprise sales capabilities and as we continue to hire new sales personnel, including senior sales leaders, who require time to become productive. Looking ahead, we will focus on achieving revenue growth by better tailoring our sales model to differing sizes of customers and prospects, and by improving the focus of our sales representatives on our core offerings, and by improving our ability to encourage the use of our solutions by agencies and direct customers that adopt our self-service platform. Employee attrition, including attrition in engineering talent supporting both our DMP and DSP solutions, and the resulting influx of new leaders and other employees in 2015, also impacts our efficiency across the company as we expend the time and resources necessary to recruit and retain our talent, restructure our organizations, and train new employees.
Our capital expenditures for property and equipment were approximately $48 million in 2014, a significant increase over 2013 as we opened and expanded many of our office facilities. However, during 2015, these capital expenditures declined to approximately $12 million as we have completed the majority of our facility expansion. In order to minimize the upfront cash investment required to scale our data centers, we attempt to utilize capital leasing facilities, if available, to finance our data center hardware needs and plan to continue this practice throughout 2016.
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
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through social and video channels. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. To a lesser extent we generate revenue from license fees to access our self-service DMP and DSP offerings and related professional services, which are generally recognized over the term of the performance period. Our revenue recognition policies are discussed in more detail in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Costs and Expenses
We classify our expenses into these categories: media costs, other cost of revenue, research and development, sales and marketing and general and administrative. Personnel costs for each category of expense generally include salaries, bonuses and sales commissions (for sales and marketing only), stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, utilities, telephones and other miscellaneous expenses.

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. In the first, second and third quarters of fiscal year 2015, we reported a sequential decline in media costs as a percentage of revenue as we continued to see the benefits of improvements in our AI-based targeting overall and migrated some former [x+1] DSP customers to the Rocket Fuel DSP with its higher performance targeting. Over the longer term, if we are successful with our efforts to sell self-service offerings, including our DMP and DSP, and also large agency trading desk deals, we expect the resulting changes in revenue mix to impact our media costs as a percentage of total revenue.

•
Other cost of revenue. These costs include personnel costs, depreciation and amortization expense, amortization of internal-use software development costs, third-party inventory validation and data vendor costs, data center hosting costs and allocated costs. The personnel costs are primarily attributable to individuals maintaining our servers and members of our operations and analytics groups, which initiates, sets up, launches and monitors our advertising campaigns or implements and supports our platform. We capitalize costs associated with software that is developed or obtained for internal-use and amortize these costs in other cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Other cost of revenue also includes third-party data center costs and depreciation of data center equipment. We anticipate that our other cost of revenue will remain at a similar percentage to total revenue as in fiscal year 2015.

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives and we will prioritize resources on the most critical projects. We expect research and development expenses to decrease as a percentage of total revenue from fiscal year 2015 levels.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on (i) marketing our solution to generate awareness; (ii) increasing the adoption of our solution by existing and new advertisers and agencies; and (iii) expanding our business geographically. By shifting resources, we expect overall sales and marketing expenses to remain relatively unchanged from fiscal year 2015 levels while we invest in selling efforts to enterprise customers and other strategic initiatives.

•
General and administrative. Our general and administrative expenses consist primarily of personnel costs associated with our executive, IT, finance, legal, human resources, compliance and other administrative functions, as well as accounting, audit and legal professional services fees, allocated costs and other corporate expenses. Other miscellaneous expenses primarily include local taxes, fees and charitable contributions. We expect general and administrative expenses to decline from fiscal year 2015 levels.

•
Restructuring expense. Restructuring expense is related to severance payments to employees, exit costs for excess facilities, impairment of lease-related assets and the release of deferred rent liabilities related to terminated leases. We expect to incur additional restructuring related expenses in 2016.

•	Interest expense. Interest expense is primarily related to our credit facility, term debt and capital leases.

•
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

•
Change in fair value of convertible preferred stock warrant liability. During 2013 we had two outstanding warrants to purchase shares of our capital stock. The convertible preferred stock warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net. In connection with the closing of our initial public offering, or IPO, in September 2013, the warrants converted into shares of common stock.

Income Tax (Benefit) Provision
Income tax (benefit) provision consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we maintain a valuation allowance against most of our deferred tax assets. We expect to maintain this valuation allowance at least in the near term.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Years ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	$461,637	$408,641	$240,605
Costs and expenses:
Media cost	189,089	173,477	103,637
Other cost of revenue (1)	79,867	48,586	21,883
Research and development (1)	44,922	39,794	17,714
Sales and marketing (1)	166,140	146,430	83,345
General and administrative (1)	58,354	60,545	28,708
Impairment of goodwill	117,521	—	—
Restructuring	7,393	—	—
Total costs and expenses	663,286	468,832	255,287
Operating loss	(201,649)	(60,191)	(14,682)
Interest expense	4,563	3,092	917
Other (income) expense, net	3,112	5,267	308
Change in fair value of convertible preferred stock warrant liability	—	—	4,740
Other expense, net	7,675	8,359	5,965
Loss before income taxes	(209,324)	(68,550)	(20,647)
Income tax (benefit) provision	1,221	(4,239)	285
Net loss	$(210,545)	$(64,311)	$(20,932)

Net loss per share, basic and diluted	$(4.95)	$(1.74)	$(1.38)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Other cost of revenue	$1,975	$1,758	$471
Research and development	7,706	5,039	2,308
Sales and marketing	9,894	10,372	4,482
General and administrative	6,399	6,361	3,581
Total	$25,974	$23,530	$10,842

	Years ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data: *
Revenue	100%	100%	100%
Costs and expenses:
Media cost	41	42	43
Other cost of revenue	17	12	9
Research and development	10	10	7
Sales and marketing	36	36	35
General and administrative	13	15	12
Impairment of goodwill	25	—	—
Restructuring	2	—	—
Total costs and expenses	144	115	106
Operating loss	(44)	(15)	(6)
Interest expense	1	1	—
Other (income) expense, net	1	1	—
Change in fair value of convertible preferred stock warrant liability	—	—	2
Other expense, net	2	(2)	(2)
Loss before income taxes	(46)	(17)	(9)
Income tax (benefit) provision	—	(1)	—
Net loss	(46)%	(16)%	(9)%

*	Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2015, 2014 and 2013
Revenue

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
Revenue	$461,637	$408,641	$240,605	13%	70%
Revenue increased $53.0 million, or 13%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Adding new customers that tend to spend less, and declining spend from some larger customers, along with some customer turnover, have contributed to the declining rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013. Revenue from the display channel was 61% and 56% of revenue for the years ended December 31, 2015 and 2014, respectively. Revenue from other channels was 39% and 44% of revenue for the years ended December 31, 2015 and 2014. The decrease is due in part to the Company’s transition from the Facebook exchange (FBX) to Facebook’s API for the purchase of Facebook inventory in the first half of 2015. The mobile channel was 27% of revenue for the year ended December 31, 2015, followed by the social channel and then the video channel.
The increase in revenue was attributable to the revenue from the former [x+1] customers following our acquisition in September 2014 and a slight increase in the number of active customers from 1,636 at the end of fiscal year 2014 to 1,666 at the end of fiscal year 2015. This increase was partially offset by, among other factors, a decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. The number of campaigns that ran across our platforms during the year ended December 31, 2015 compared to the year ended December 31, 2014 increased 3% and the volume of impressions delivered increased by 21%. The average cost per mille (or cost per thousand impressions) or "CPM," decreased by 7%. Revenue from outside of North America increased by 28% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Revenue from outside of North America, as a percentage of revenue, increased to 17% from 15% during the years ended December 31, 2015 and 2014, respectively.

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
The increase in revenue was attributable to increased spending by certain existing customers and an increase in the number of active customers adopting our solution. The number of active customers increased from 1,224 at the end of fiscal year 2013 to 1,636 at the end of fiscal year 2014. This increase was partially offset by, among other factors, a decline in revenue from some customers when they adopted third-party self-service platforms. The number of campaigns that ran across our platforms during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased 83% and the volume of impressions delivered increased 63%. The average cost per mille (or cost per thousand impressions) or "CPM," increased by 3%. Revenue from outside of North America increased by 120% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue from outside of North America, as a percentage of revenue, increased to 15% from 11% during the years ended December 31, 2014 and 2013, respectively.
Media Cost and Other Cost of Revenue

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
Media Cost	$189,089	$173,477	$103,637	9%	67%
Other cost of revenue	$79,867	$48,586	$21,883	64%	122%
Headcount (at period end)	143	161	61	(11%)	164%
Media costs increased by $15.6 million, or 9%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to our increased sales volume. Media costs represented approximately 41% and 42% of revenue in the years ended December 31, 2015 and 2014, respectively, due to improvements in our AI-based DSP platform.
Other cost of revenue increased by $31.3 million or 64%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to an increase in depreciation and amortization of $14.0 million, which includes capitalized internal-use software of $7.6 million, other fixed assets and amortization of acquired technology intangible assets of $11.6 million, an increase in personnel costs of $11.4 million, an increase in hosting costs of $3.3 million and an increase in data and inventory validation costs of $1.9 million. The increase in personnel costs was primarily driven by the addition of [x+1] personnel for the full year plus other hiring. The average headcount during the year ended December 31, 2015 was higher than during the year ended December 31, 2014, leading to the increase in personnel costs even though year-end headcount was lower at December 31, 2015. The increase in hosting and data and inventory validation costs reflected the growth in revenue and expansion of our data centers.
Media costs increased by $69.8 million, or 67%, during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to our increased sales volume. Media costs represented approximately 42% and 43% of revenue in the years ended December 31, 2014 and 2013, respectively.
Other cost of revenue increased by $26.7 million or 122% during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to increase in depreciation and amortization of $8.4 million, which includes capitalized internal-use software, other fixed assets and amortization of acquired technology intangible assets, an increase in personnel costs of $6.4 million, an increase in data and inventory validation costs of $5.7 million and an increase in hosting costs of $1.6 million. Amortization of capitalized internal-use software was $5.2 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. Amortization of acquired technology intangible assets was $3.7 million for the year ended December 31, 2014. The increase in personnel costs was primarily driven by increased headcount from hiring and the acquisition of [x+1]. The increase in data and hosting costs represents increases in costs to support our rapid growth.

Research and Development

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
Research and development	$44,922	$39,794	$17,714	13%	125%
Percent of revenue	10%	10%	7%
Headcount (at period end)	160	196	115	(18%)	70%
Research and development expense increased by $5.1 million, or 13%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to an increase in personnel expense of $4.1 million and an increase in depreciation and amortization expense of $1.9 million. The increase in personnel expense was due to the expanded headcount during the first half of fiscal year 2015 from the addition of [x+1] personnel for the full year plus other hiring. The average headcount during the year ended December 31, 2015 was higher than during the year ended December 31, 2014, leading to the increase in personnel costs even though year-end headcount was lower at December 31, 2015.
Research and development expense increased by $22.1 million, or 125%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to an increase in personnel expense of $13.3 million and, to a lesser extent, to an increase in depreciation and amortization expense of $3.2 million, an increase in allocated costs of $2.7 million and an increase in professional services costs of $1.1 million. The increase in personnel expense and allocated costs was primarily due to an increase in headcount from the acquisition of [x+1] and other hiring.
We capitalized internal-use software development costs of $15.5 million, $9.4 million and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase was primarily due to a shift of headcount from sustaining engineering activities to projects which qualified for software development capitalization, which included the integration of the [x+1] technology into ours.
Sales and Marketing

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
Sales and marketing	$166,140	$146,430	$83,345	13%	76%
Percent of revenue	36%	36%	35%
Headcount (at period end)	511	594	351	(14%)	69%
Sales and marketing expense increased by $19.7 million, or 13%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to an increase in personnel expense of $9.4 million and an increase in depreciation and amortization expense of $11.8 million. The increase in personnel expense was primarily due to our expanded sales force during the first half of fiscal year 2015 through hiring and the addition of [x+1] personnel for the full year. The average headcount during the year ended December 31, 2015 was higher than during the year ended December 31, 2014, leading to the increase in personnel costs even though year-end headcount was lower at December 31, 2015.
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

General and Administrative

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
General and administrative	$58,354	$60,545	$28,708	(4%)	111%
Percent of revenue	13%	15%	12%
Headcount (at period end)	140	172	92	(19%)	87%
General and administrative expense decreased by $2.2 million, or 4%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily due to a decrease in acquisition and integration related costs associated with the acquisition of [x+1] of $7.8 million, partially offset by an increase in personnel expense of $3.2 million and, to a lesser extent, to an increase in professional services of $1.0 million. The increase in personnel costs was driven by the expanded headcount during the first half of fiscal year 2015 from hiring and the addition of [x+1] personnel. The average headcount during the year ended December 31, 2015 was higher than during the year ended December 31, 2014, leading to the increase in personnel costs even though year-end headcount was lower at December 31, 2015. The increase in professional services was primarily due to legal fees during the year ended December 31, 2015.
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
Goodwill Impairment

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
Goodwill impairment	$117,521	$—	$—	100%	n/a
Percent of revenue	25%	—%	—%
We recorded a goodwill impairment of $117.5 million in September 2015. Refer to Note 14 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K for details of our goodwill impairment test.
Restructuring

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
Restructuring charges	$7,393	$—	$—	100%	n/a
Percent of revenue	2%	—%	—%
Under the restructuring plan announced in April 2015, we incurred a $6.5 million restructuring expense during the three months ended June 30, 2015 and a $0.9 million restructuring expense during the three months ended December 31, 2015, the latter of which related to exit costs for our San Francisco and New York offices. The restructuring charges include $3.5 million in employee severance costs, $0.9 million in real estate broker costs and $3.1 million in asset impairment charges net of the release of deferred rent liabilities related to vacated offices. For more information regarding our restructuring plan, please refer to Note 7 to our Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.

The total workforce declined from 1,183 at March 31, 2015 to 954 at December 31, 2015, due to the reduction in force and attrition.

Interest and Other Expense

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	(in thousands, except percentages)
Interest expense	$4,563	$3,092	$917	48%	237%
(Gain) loss on foreign currency transactions	3,088	5,259	205	(41)%	2,465%
Other (income) expense, net	24	8	103	200%	(92)%
Change in fair value of convertible preferred stock warrant liability	—	—	4,740	n/a	(100)%
Total	$7,675	$8,359	$5,965	(8)%	40%
The change in interest and other expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to lower foreign currency transaction losses following the declines in the Canadian dollar, British pound and the Euro against the U.S. dollar during 2015 as compared to 2014, partially offset by higher interest expense related to additional borrowings under our revolving credit facility, term debt, and more capital leases.
The increase in interest and other expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to higher foreign currency transaction losses following the declines in the Canadian dollar, British pound and the Euro against the U.S. dollar during 2014, as well as interest expense related to additional borrowings under our revolving credit facility, term debt and more capital leases. These increases were partially offset by $0 expense related to revaluations of convertible preferred stock warrants during 2014, as the warrants were converted to equity in September 2013.
Income Tax (Benefit) Provision
We recorded an income tax provision of $1.2 million and an income tax benefit of $4.2 million for the years ended December 31, 2015 and 2014, respectively. The tax provision for the year ended December 31, 2015 is primarily due to foreign and state income taxes. The tax benefit for the year ended December 31, 2014 is primarily due to a partial release of valuation allowance against our US deferred tax assets, offset by foreign and state income taxes. The release of the valuation allowance was due to the acquisition of net deferred tax liabilities for temporary differences related to intangible assets as part of the [x+1] acquisition.
Quarterly Results of Operations
Quarterly Results of Operations Data
The following tables set forth our quarterly consolidated statements of operations in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2015 and include the revenue and expenses related to [x+1] since the acquisition in September 2014. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$125,401	$111,836	$120,065	$104,334	$139,504	$102,098	$92,642	$74,397
Costs and expenses:
Media costs	50,700	43,673	49,155	45,561	62,834	43,006	37,930	29,707
Other cost of revenue (1)	19,980	20,105	19,826	19,956	19,819	11,946	8,993	7,828
Research and development (1)	10,786	11,022	11,791	11,323	12,919	11,200	8,434	7,241
Sales and marketing (1)	39,831	41,681	41,750	42,878	42,461	40,421	33,789	29,759
General and administrative (1)	13,691	12,328	14,761	17,574	18,750	19,320	12,135	10,340
Impairment of goodwill	—	117,521	—	—	—	—	—	—
Restructuring	922	—	6,471	—	—	—	—	—
Total costs and expenses	135,910	246,330	143,754	137,292	156,783	125,893	101,281	84,875
Operating loss	(10,509)	(134,494)	(23,689)	(32,958)	(17,279)	(23,795)	(8,639)	(10,478)
Interest expense	1,090	1,087	1,045	1,340	1,007	1,157	514	414
Other (income) expense, net	803	797	(696)	2,208	2,824	1,999	425	19
Loss before income taxes	(12,402)	(136,378)	(24,038)	(36,506)	(21,110)	(26,951)	(9,578)	(10,911)
Income tax (benefit) provision	279	213	372	357	(614)	(4,120)	181	314
Net loss	(12,681)	(136,591)	(24,410)	(36,863)	(20,496)	(22,831)	(9,759)	(11,225)
Loss per share:
Net loss per share, basic and diluted	$(0.29)	$3.19	$0.58	$0.88	$(0.49)	$(0.61)	$(0.28)	$(0.33)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Other cost of revenue	$408	$465	$477	$625	$948	$282	$276	$252
Research and development	1,937	1,688	1,834	2,247	1,462	1,279	1,311	987
Sales and marketing	2,260	2,478	2,325	2,831	2,774	2,683	2,748	2,167
General and administrative	1,180	1,676	1,798	1,744	1,461	1,685	1,664	1,551
	$5,785	$6,307	$6,434	$7,447	$6,645	$5,929	$5,999	$4,957

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(as a percentage of revenue)
Consolidated Statements of Operations Data:*
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Media costs	40	39	41	44	45	42	41	40
Other cost of revenue (1)	16	18	17	19	14	12	10	11
Research and development (1)	8	10	10	11	9	11	9	10
Sales and marketing (1)	32	37	35	41	30	40	36	40
General and administrative (1)	11	11	12	17	13	19	13	14
Impairment of goodwill	—	105	—	—	—	—	—	—
Restructuring	1	—	5	—	—	—	—	—
Total cost and expenses	108	220	120	132	112	123	109	114
Operating loss	(8)%	(120)	(20)	(32)	(12)	(23)	(9)	(14)
Interest expense	1	1	1	1	1	1	1	1
Other (income) expense, net	1	1	(1)	2	2	2	—	—
Loss before income taxes	(10)%	(122)	(20)	(35)	(15)	(26)	(10)	(15)
Income tax (benefit) provision	—	—	—	—	—	(4)	—	—
Net loss	(10)%	(122)%	(20)%	(35)%	(15)%	(22)%	(11)%	(15)%

*	Certain figures may not sum due to rounding.
Quarterly Trends and Seasonality
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside our control. We have experienced rapid growth since our incorporation in March 2008, which has resulted in a substantial increase in our revenue and a corresponding increase in our operating expenses to support our growth. We are continuously working on enhancing our technology and our operational abilities. This rapid growth has also led to uneven overall operating results due to changes in our investment in sales and marketing and research and development from quarter to quarter and increases in employee headcount through the three months ended March 31, 2015, before we implemented a restructuring plan. For information regarding our restructuring plan, please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K. Our historical results should not be considered a reliable indicator of our future results of operations.
Many advertisers spend the largest portion of their advertising budgets during the fourth quarter, to coincide with the holiday shopping season. As a result the fourth quarter of each calendar year historically represents the largest percentage of our revenue for the year, and the first quarter of each year represents the smallest percentage.
Liquidity and Capital Resources
As of December 31, 2015, we had cash and cash equivalents of $78.6 million, of which $1.6 million was held by our foreign subsidiaries, $63.3 million in debt obligations, net of $0.7 million in debt issuance costs, under the amended and restated Revolving Credit and Term Loan Agreement (the "2014 Loan Facility") and $20.5 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2015.
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
On December 31, 2014, we entered into the 2014 Loan Facility, with certain lenders, including Comerica Bank, or "Comerica," as administrative agent for the lenders, which was last amended on March 10, 2016. The 2014 Loan Facility amended and restated our then-existing Amended and Restated Revolving Credit and Term Loan Agreement, dated December 20, 2013 , between us, certain lenders, and Comerica, as administrative agent for the lenders. The 2014 Loan Facility provides for a secured $80.0 million three year revolving credit facility and a secured $30.0 million five-year term loan. In March 2016, the Company amended the 2014 Loan Facility and terminated the term loan. On March 11, 2016, the then remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility. Revolving loans may be advanced under the 2014 Loan Facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million.
The 2014 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum bank-defined EBITDA covenant (Refer to Note 8 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for details), maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of December 31, 2015, we were in compliance with all covenants under the 2014 Loan Facility. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
As of December 31, 2015, we had $24.0 million of outstanding term loans, $40.0 million of outstanding revolving loans and issued letters of credit in an amount of $6.0 million under the 2014 Loan Facility. The term loan requires quarterly repayments of $1.5 million and was paid off in full in March 2016 upon its termination. In addition, if the borrowing base defined in the 2014 Loan Facility falls below our outstanding balance under the revolving credit facility, we may not have access to additional borrowing capacity, and may have to repay amounts under the revolving credit facility from time-to-time.
    We believe that, subject to achieving our operating plan for 2016, our existing cash and cash equivalents balance will be sufficient to meet our business requirements for at least the next twelve months. Furthermore, any future losses will continue to affect our liquidity, which could ultimately cause us to become insolvent. If we require additional cash, we may attempt to raise additional capital through equity, equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may also take additional measures to reduce expenses to offset any shortfall.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Years ended December 31,
	2015	2014	2013
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$4,461	$(6,314)	$(6,138)
Cash flows used in investing activities	(23,592)	(155,112)	(19,886)
Cash flows (used in) provided by financing activities	(9,394)	154,859	124,849
Effects of exchange rates on cash	29	(250)	152
Increase (decrease) in cash and cash equivalents	$(28,496)	$(6,817)	$98,977
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
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 90 and 87 days as of December 31, 2015 and December 31, 2014, respectively. Our contracts with advertising inventory suppliers and exchanges typically are based on industry standard payment terms which are typically shorter than our corresponding payment terms with customers. Typically, we expect that during the second and the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, but customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented.
For the year ended December 31, 2015, cash provided by operating activities was $4.5 million, resulting from a net loss of $210.5 million, offset by non-cash goodwill impairment charge of $117.5 million and other by non-cash expenses of $84.5 million, which mainly included depreciation, amortization, stock-based compensation expense and deferred taxes. These non-cash expenses increased primarily due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and the impairment of long-lived leasehold improvement assets. The remaining $13.0 million was from the net change in working capital items, most notably a decrease in accounts receivable of $9.3 million due to the timing of payments from customers and agencies, a decrease in prepaid and other assets of $9.1 million due to the collection of certain leasehold reimbursements from landlords, and a increase in deferred revenue of $1.5 million. These amounts were offset by a decrease in accounts payable of $4.0 million due to the timing of our payments to our vendors and a reduction in deferred rent of $3.2 million due to restructuring activities. For information regarding our restructuring plan, please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
For the year ended December 31, 2014, cash used in operating activities was $6.3 million, resulting from a net loss of $64.3 million, offset by non-cash expenses of $42.7 million, which mainly included depreciation, amortization, stock-based compensation expense and deferred taxes. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth, primarily related to continued investment in our business. The remaining $15.3 million was from the net change in working capital items, most notably an increase in accounts receivable of $25.1 million due the timing of payments from customers and agencies, an increase in prepaid and other assets of $9.2 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company, and a decrease in accrued and other liabilities of $1.1 million related to the timing of payments. These amounts were fully offset by an increase in deferred rent of $24.1 million mainly from cash reimbursements by landlords for improvements we made at our new office locations and an increase in accounts payable of $27.0 million due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors.

For the year ended December 31, 2013, cash used in operating activities was $6.1 million, resulting from a net loss of $20.9 million, offset by non-cash expenses of $24.1 million, which included depreciation, amortization, stock‑based compensation expense, provision for doubtful accounts and change in fair value of warrant liability. These non-cash expenses increased due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash of $9.3 million was from the net change in working capital items, most notably an increase in accounts payable and accrued liabilities of $21.0 million and $14.3 million, respectively, related to the timing of payments, compensation and other general expenses, as well as an increase in deferred rent of $3.2 million. These amounts were offset by an increase in accounts receivable of $43.8 million due to an increase in billings for advertising campaigns as well as the delayed timing of payments from domestic and international customers and agencies, and an increase in prepaid and other assets of $5.2 million due to the timing of payments
Investing Activities
For the year ended December 31, 2015, investing activities primarily consisted of $11.5 million of capital expenditures for facilities, as well as purchases of property, equipment and software and $12.4 million of capitalized internal-use software.
For the year ended December 31, 2014, investing activities primarily consisted of $97.4 million related to the acquisition of [x+1], $47.9 million of capital expenditures consisting of purchases of property, equipment and software and $7.6 million of capitalized internal-use software.
During the year ended December 31, 2013, investing activities consisted of $14.3 million of capital expenditures related to purchases of property and equipment, including hardware and software, and $5.6 million of capitalized internal-use software development costs.
Financing Activities
During the year ended December 31, 2015, cash used in financing activities was $9.4 million, consisting primarily of $6.0 million in payments towards our 2014 Loan Facility, $6.2 million in payments towards our capital lease obligations, as well as $1.4 million in tax withholdings related to net share settlements of restricted stock units, partially offset by $3.6 million in net cash proceeds from the issuance of common stock, primarily under the employee stock purchase plan.
For the year ended December 31, 2014, cash provided by financing activities was $154.9 million, consisting primarily of $115.4 million in net proceeds from our follow-on public offering completed on February 5, 2014, and $30.9 million in net borrowings under our 2014 Loan Facility, as well as $6.5 million in proceeds from the issuance of common stock under the employee stock purchase plan and $3.7 million in proceeds from the exercise of stock options.
During the year ended December 31, 2013, cash provided by financing activities was $124.8 million, consisting primarily of $103.6 million in net proceeds from our initial public offering completed on September 25, 2013 and $19.8 million in net borrowings under our line of credit, as well as $1.3 million in proceeds from the exercise of stock options.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of December 31, 2015 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of December 31, 2015, our principal commitments consisted of obligations under the 2014 Loan Facility, our operating leases for our offices, as well as capital lease agreements for computer hardware and software.

The following table summarizes our future minimum payments under these arrangements as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$72,529	$17,553	$26,957	$19,256	$8,763
Capital lease obligations	20,457	8,598	11,504	355	—
Term debt (1)	24,000	6,000	12,000	6,000	—
Revolving credit facility (2)	40,000	—	40,000	—	—
Total minimum payments	$156,986	$32,151	$90,461	$25,611	$8,763

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.50% to 4.00%, which was equal to 3.99%, as of December 31, 2015, and is scheduled to mature in December 2019. In March 2016, we repaid the then outstanding balance of $22.5 million of the term debt in full through an additional draw down on the revolving credit facility.

(2)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2014 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to 3.12%, as of December 31, 2015, and has a final maturity date in December 2017.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Critical Accounting Policies, Estimates and Judgments
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or "GAAP." The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions, estimates and judgments associated with revenue recognition, allowances for doubtful accounts and returns, internal-use software development costs, income taxes, stock-based compensation expense and impairment of goodwill, and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been provided, customer fees are fixed or determinable, and collection is reasonably assured.
Demand Side Platform—To date, the we have generated most of our revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video. This aspect of our business is referred to as a demand side platform, or “DSP.” These arrangements are typically with advertising agencies on behalf of their advertising clients and are generally evidenced by a fully-executed insertion order, or “IO,” and are generally cancellable by the customer as to any unfulfilled portion without penalty. Generally, IOs describe the campaign objectives, state the number and type of advertising impressions to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
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
In addition to delivering internet advertising through a full-service DSP, we license a self-service version of our DSP. Based on the accounting guidance for principal-agent considerations, we have concluded that we act as an agent with respect to a minority of these arrangements in cases where (i) we are not the primary obligor, (ii) we do not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, (iii) the media spend of the campaign is determined by the customer through the real-time bidding process, and (iv) the amount earned by us is based on a percentage of the media spend of the customer’s campaign. Based on this conclusion, we report revenue earned and costs incurred with respect to this type of self-service DSP arrangements on a net basis. For the majority of self-serve DSP arrangements where these principal-agent criteria are more akin to full-service DSP arrangements, revenue and costs are reported on a gross basis.
On occasion, we have offered customer incentive programs that provide rebates after achieving a specified level of advertising spending. We record ratable reductions to revenue for estimated commitments related to these customer incentive programs. For transactions involving incentives, we recognize revenue net of the estimated amount to be paid by rebate, provided that the rebate amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. Our policy requires that, if rebates cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the rebate program lapses.
Data Management Platform—We license the right to access our DMP to agencies and advertisers for their own use. These arrangements typically run over a period of one year or more and do not provide the customer with the right or ability to take possession of the platform. Revenue from license agreements is recognized ratably over the license term.
We also provide professional services such as implementation, training or support for our platform. Revenue is deferred until the implementation services are completed or recognized ratably over the term of the support agreement.
Multiple-Element Arrangements—We enter into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time during the campaign period, or within close proximity of one another. We allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or“VSOE, if available; (2) third-party evidence, or “TPE," if VSOE is not available; and (3) best estimate of selling price, or “BESP,” if neither VSOE nor TPE is available. To date, we are unable to establish VSOE or selling price based on TPE for any of our advertising offerings. When we are unable to establish selling price using VSOE or TPE, we use BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the services were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors, including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. In particular, we review multiple data points to determine BESP, including price lists used by our sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from our sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with our underlying market strategy and stratified based on specific consideration of channel, geography, industry and size, as deemed necessary. We regularly review BESP.
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
We recognize the relative fair value of advertising services as they are delivered, assuming all other revenue recognition criteria are met. We limit the amount of revenue reported in multiple-element arrangements to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.

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

Due to a stock price decline in the year ended December 31, 2015, our market capitalization declined to a value below the net book value of our equity, which caused us to conduct an interim goodwill impairment test. The outcome of this test resulted in a non-cash impairment of the full balance of our goodwill of $117.5 million, which was recorded in the Consolidated Statements of Operations for the period ended September 30, 2015. Refer to Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for details of the Company's goodwill impairment test.
Recently Issued and Adopted Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily consist of interest rate and foreign currency exchange risks.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ROCKET FUEL INC.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption "Quarterly Results of Operations."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rocket Fuel Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheets of Rocket Fuel Inc. and subsidiaries (“the company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocket Fuel Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2016

Rocket Fuel Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$78,560	$107,056
Accounts receivable, net	124,998	135,400
Prepaid expenses	3,803	3,698
Other current assets	2,081	12,531
Total current assets	209,442	258,685
Property, equipment and software, net	82,781	89,441
Restricted cash	2,141	2,915
Intangible assets, net	50,919	69,299
Goodwill	—	115,412
Deferred tax assets, net	718	2,367
Other assets	1,053	1,146
Total assets	$347,054	$539,265
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$71,292	$76,085
Accrued and other current liabilities	40,734	33,258
Deferred revenue	2,116	593
Current portion of capital leases	8,602	5,482
Current portion of debt	45,720	45,705
Total current liabilities	168,464	161,123
Debt - Less current portion	17,617	23,335
Capital leases—Less current portion	11,855	12,341
Deferred rent—Less current portion	14,042	26,818
Deferred tax liabilities	40	2,068
Other liabilities	1,136	814
Total liabilities	213,154	226,499
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value— 1,000,000,000 authorized as of December 31, 2015 and 2014, respectively; 43,567,016 and 42,002,533 issued and outstanding as of December 31, 2015 and 2014, respectively	44	42
Additional paid-in capital	453,338	421,630
Accumulated other comprehensive loss	(151)	(120)
Accumulated deficit	(319,331)	(108,786)
Total stockholders’ equity	133,900	312,766
Total liabilities and stockholders’ equity	$347,054	$539,265
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)

	Years ended December 31,
	2015	2014	2013

Revenue	$461,637	$408,641	$240,605
Costs and expenses:
Media costs	189,089	173,477	103,637
Other cost of revenue	79,867	48,586	21,883
Research and development	44,922	39,794	17,714
Sales and marketing	166,140	146,430	83,345
General and administrative	58,354	60,545	28,708
Impairment of goodwill	117,521	—	—
Restructuring	7,393	—	—
Total costs and expenses	663,286	468,832	255,287
Operating loss	(201,649)	(60,191)	(14,682)
Interest expense	4,563	3,092	917
Other (income) expense, net	3,112	5,267	308
Change in fair value of convertible preferred stock warrant liability	—	—	4,740
Total other expense, net	7,675	8,359	5,965
Loss before income taxes	(209,324)	(68,550)	(20,647)
Income tax provision (benefit)	1,221	(4,239)	285
Net loss	$(210,545)	$(64,311)	$(20,932)
Basic and diluted net loss per share attributable to common stockholders	$(4.95)	$(1.74)	$(1.38)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	42,551	37,001	15,177

See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2015	2014	2013

Net loss	$(210,545)	$(64,311)	$(20,932)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(31)	(105)	69
Comprehensive loss	$(210,576)	$(64,416)	$(20,863)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2012	19,478,932	$60,617	8,680,041	$8	$3,865	$(84)	$(23,543)	$40,863
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	400,489	1	636	—	—	637
Conversion of convertible preferred stock to common stock	(19,478,932)	(60,617)	19,478,932	19	60,598	—	—	—
Conversion of convertible preferred stock warrants to common stock	—	—	266,530	1	7,579	—	—	7,580
Issuance of common stock from initial public offering, net of issuance costs	—	—	4,000,000	4	103,303	—	—	103,307
Stock-based compensation	—	—	—	—	11,643	—	—	11,643
Foreign currency translation adjustment	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(20,932)	(20,932)
Balance—December 31, 2013	—	—	32,825,992	33	187,624	(15)	(44,475)	143,167
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	1,473,565	2	4,543	—	—	4,545
Issuance of common stock upon vesting of restricted stock units			118,147	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	—	—	(38,242)	—	(567)	—	—	(567)
Issuance of common stock in connection with acquisition	—	—	5,253,084	5	82,416	—	—	82,421
Issuance of common stock from follow-on offering, net of issuance costs	—	—	2,000,000	2	115,401	—	—	115,403
Issuance of common stock in connection with employee stock purchase plan			369,987	—	6,454	—	—	6,454
Stock-based compensation	—	—	—	—	25,481	—	—	25,481
Foreign currency translation adjustment	—	—	—	—	—	(105)	—	(105)
Tax benefit from stock-based award activity			—	—	278	—	—	278
Net loss	—	—	—	—	—	—	(64,311)	(64,311)
Balance—December 31, 2014	—	—	42,002,533	42	421,630	(120)	(108,786)	312,766
Issuance of common stock upon exercises of employee stock options, net of repurchases	—	—	420,163	—	1,145	—	—	1,145
Issuance of common stock upon vesting of restricted stock units	—	—	646,395	1	—	—	—	1
Shares withheld related to net share settlement of restricted stock units	—	—	(230,666)	—	(1,432)	—	—	(1,432)
Issuance of common stock in connection with employee stock purchase plan	—	—	728,591	1	3,579	—	—	3,580
Stock-based compensation	—	—	—	—	28,589	—	—	28,589
Foreign currency translation adjustment	—	—	—	—	—	(31)	—	(31)
Tax shortfalls, net of benefits, from stock-based award activity	—	—	—	—	(173)	—	—	(173)
Net loss	—	—	—	—	—	—	(210,545)	(210,545)
Balance—December 31, 2015	—	$—	43,567,016	$44	$453,338	$(151)	$(319,331)	$133,900
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2015	2014	2013

OPERATING ACTIVITIES:
Net loss	$(210,545)	$(64,311)	$(20,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	117,521	—	—
Depreciation and amortization	50,762	23,670	7,855
Impairment of leasehold improvements	6,633	—	—
Stock-based compensation	25,974	23,838	10,921
Deferred taxes	(379)	(5,418)	—
Excess tax benefit from stock-based activity	—	(278)	—
Other non-cash adjustments, net	1,499	871	1,016
Change in fair value of preferred stock warrant liability	—	—	4,740
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	9,275	(25,134)	(43,803)
Prepaid expenses and other assets	9,128	(9,153)	(5,182)
Accounts payable	(4,015)	26,952	21,009
Accrued and other liabilities	269	(1,085)	14,317
Deferred rent	(3,184)	24,068	3,189
Deferred revenue	1,523	(334)	732
Net cash provided by (used in) operating activities	4,461	(6,314)	(6,138)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(11,512)	(47,865)	(14,294)
Business acquisition, net	(367)	(97,444)	—
Capitalized internal-use software development costs	(12,402)	(7,600)	(5,592)
Changes in restricted cash	689	(2,203)	—
Net cash used in investing activities	(23,592)	(155,112)	(19,886)
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock in initial and follow-on public offering, net of underwriting discounts, commission and issuance costs	—	115,403	103,612
Proceeds from exercise of common stock options and common stock warrants	940	3,725	1,400
Excess tax benefit from stock-based activity	—	278	—
Proceeds from issuance of common stock from employee stock purchase plan	3,579	6,454	—
Tax withholdings related to net share settlements of restricted stock units	(1,432)	(567)	—
Repayment of capital lease obligations	(6,239)	(1,335)	—
Proceeds from debt facilities, net of debt issuance costs	(242)	44,479	46,804
Repayment of debt facilities	(6,000)	(13,578)	(26,967)
Net cash (used in) provided by financing activities	(9,394)	154,859	124,849
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	(250)	152
CHANGE IN CASH AND CASH EQUIVALENTS	(28,496)	(6,817)	98,977
CASH AND CASH EQUIVALENTS—Beginning of period	107,056	113,873	14,896
CASH AND CASH EQUIVALENTS—End of period	$78,560	$107,056	$113,873

	Years ended December 31,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,251	$1,035	$492
Cash paid for interest	3,936	2,840	835
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$1,048	$2,077	$2,349
Offering costs recorded in accrued liabilities	—	—	413
Property, plant and equipment acquired under capital lease obligations	8,797	18,619	615
Vesting of early exercised options	167	742	416
Stock-based compensation capitalized in internal-use software costs	2,616	1,643	722
Issuance of common stock in connection with acquisition	—	82,421	—
Conversion of convertible preferred stock to common stock	—	—	60,617
Conversion of preferred stock warrants to common stock	—	—	7,481
See Accompanying Notes to Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) is a technology company that brings the power of machine learning to the world of digital marketing, offering a Programmatic Marketing Platform designed to help marketers and their agencies connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives. The Company's technology autonomously purchases ad spots, or impressions, one at a time, on real-time advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition.

The Company was incorporated as a Delaware corporation on March 25, 2008 and is headquartered in Redwood City, California, with offices in various cities across the United States, Europe and Australia.
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
In September 2014, the Company acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company for 5.3 million shares of common stock and $98.0 million in cash. The acquisition of [x+1] added important assets to the Company's technology solutions, principally the Data Management Platform, or DMP.
Principles of Consolidation—The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts, the amount of software development costs which should be capitalized, future taxable income, future cash flows to be derived from the Company, the useful lives of long-lived and intangible assets, and the assumptions used for purposes of determining stock-based compensation. Actual results could differ from those estimates.
Foreign Currency Translation—The Company’s foreign subsidiaries record their assets, liabilities and results of operations in their local currencies, which are their functional currencies. The Company translates its subsidiaries' consolidated financial statements into U.S. dollars each reporting period for purposes of consolidation.
Assets and liabilities of the Company’s foreign subsidiaries are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates and revenue, expenses, gains and losses are translated at the average currency exchange rates in effect for the period. The net effect of these translation adjustments are reported in a separate component of stockholders’ equity titled accumulated other comprehensive loss.
Fair Value of Financial Instruments—The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, term debt and revolving credit facilities. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the capital leases, term debt and revolving credit facilities approximate their respective recorded amounts as of December 31, 2015 as the interest rates on the term debt and revolving credit facilities are variable and the rates for each are based on market interest rates after consideration of default and credit risk (using level 2 inputs).
Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.
Restricted Cash—Restricted cash as of December 31, 2015 consists of cash required to be deposited with financial institutions for security deposits for some of the Company's office lease agreements.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2015, two agency holding companies and no single advertiser accounted for 10% of more of accounts receivable. As of December 31, 2014, two agency holding companies and no single advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the years ended December 31, 2015, 2014 and 2013, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the years ended December 31, 2015, 2014 and 2013.
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
The following is a summary of activities in allowance for doubtful accounts and sales reserves for the fiscal years indicated (in thousands):

Years ended December 31,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expense	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2015	$2,211	$1,252	$390	$(515)	$3,338
2014	1,752	796	523	(860)	$2,211
2013	1,003	160	569	20	$1,752
Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, or if the estimate of the useful live subsequently changes, the depreciation is accelerated. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization, as applicable, are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

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
Internal-Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $15.5 million, $9.4 million and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. These capitalized amounts are included in property, equipment and software—net on the consolidated balance sheets. Amortization commences when the website or software for internal use is ready for its intended use. The amortization period utilized for capitalized software is the estimated useful life of the related asset.
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
The Company incurred $6.6 million in impairment charges for leasehold improvements and certain other assets during the twelve months ended December 31, 2015. Refer to Note 7 for details of the impairment charges for some of the Company's leasehold improvement assets. No impairment charges were recorded during the years ended December 31, 2014 and 2013.
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
Goodwill—The Company performs an annual impairment test near the end of its fiscal year on December 1 and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Since the Company operates its business in one reporting unit, the goodwill is tested for impairment at the enterprise level. Due to a stock price decline during the third quarter of 2015, the Company’s market capitalization declined to a value below the net book value of the Company’s equity, triggering the Company to conduct a goodwill impairment test. The outcome of the goodwill impairment test resulted in a non-cash impairment of goodwill of $117.5 million, which was recorded in the Consolidated Statements of Operations for the period ended September 30, 2015.
Refer to Note 14 for details of the Company's goodwill impairment test.
Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or a service has been provided, customer fees are fixed or determinable, and collection is reasonably assured.
Demand Side Platform—To date, the Company has generated most of its revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video. This aspect of its business is referred to as a demand side platform, or “DSP.” These arrangements are typically with advertising agencies on behalf of their advertiser clients and are generally evidenced by a fully-executed insertion order (“IO”) that are generally cancellable by the customer as to any unfulfilled portion without penalty. Generally, IOs describe the campaign objectives, state the number and type of advertising impressions to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
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
In addition to delivering internet advertising through its full-service DSP, the Company licenses a self-service version of its DSP. Based on the accounting guidance for principal-agent considerations, the Company has concluded that it acts as an agent with respect to a minority of these arrangements in cases where (i) the Company is not the primary obligor, (ii) the Company does not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, (iii) the media spend of the campaign is determined by the customer through the real-time bidding process, and (iv) the amount earned by the Company is based on a percentage of the media spend of the customer’s campaign. Based on this conclusion, the Company reports revenue earned and costs incurred with respect to this type of self-service DSP arrangements on a net basis. For the majority of self-serve DSP arrangements where these principal-agent criteria are more akin to full-service DSP arrangements, revenue and costs are reported on a gross basis.
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
Data Management Platform—The Company licenses the right to access its data management platform ("DMP") to agencies and advertisers for their own use. These arrangements typically run over a period of one year or more and do not provide the customer with the right or ability to take possession of the platform. Revenue from license agreements is recognized ratably over the license term and was not material in the twelve months ended December 31, 2015.
The Company also provides professional services such as implementation, training or support for its platform. Revenue is deferred until the implementation services are completed or recognized ratably over the term of the support agreement.

Multiple-Element Arrangements—The Company enters into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time during the campaign period, or within close proximity of one another. The Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. To date, the Company has not been able to establish VSOE or selling price based on TPE for any of its advertising offerings. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors, including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. In particular, the Company reviews multiple data points to determine BESP, including price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. BESP is determined at an advertising unit level that is consistent with the Company’s underlying market strategy and stratified based on specific consideration of channel, geography, industry and size, as deemed necessary. The Company regularly reviews BESP.
With some customers, the Company enters into arrangements for both DMP and DSP services at the same time, or within close proximity of one another. In such circumstances, each element is accounted for as a separate unit of accounting because the following criteria are met: the delivered services have value to the customer on a standalone basis as the services are sold separately; the arrangement does not provide the right to return any of the delivered services; and performance of the undelivered services is considered probable and is substantially controlled by the Company.
The Company recognizes the relative fair value of advertising services as they are delivered, assuming all other revenue recognition criteria are met. The Company limits the amount of revenue reported in multiple-element arrangements to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.
Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.
Media costs—Media costs consists primarily of cost for advertising impressions purchased from real-time advertising exchanges and other third parties.
Other cost of revenue—Other cost of revenue consists primarily of third-party inventory validation and data vendor costs, data center hosting costs, depreciation and amortization expense, amortization of internal-use software development costs, personnel costs and allocated costs of the Company’s operations group, which sets up, initiates and monitors the Company’s advertising campaigns. Allocated costs include charges for facilities, office expenses, and other miscellaneous expenses.
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
Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, amortization of acquired intangible assets, certain advertising costs, travel, trade shows and marketing materials. The Company incurred advertising costs of $7.8 million, $6.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Recently Issued and Adopted Accounting Pronouncements—Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company qualifies as an “emerging growth company” and has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. The amendment is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is evaluating the impact of the adoption on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for the Company in the fiscal year beginning October 1, 2017. We early adopted this guidance for the current fiscal year ended December 31, 2015 retrospectively. Adoption of this guidance resulted in a reclassification of the net current deferred tax asset to net non-current deferred tax asset in the consolidated balance sheet as of December 31, 2015 for all periods presented.

In September 2015, the FASB issued accounting guidance which simplifies measurement period adjustments in a business combination under ASU 2015-16. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company early adopted the guidance for the fiscal year ended December 31, 2015.
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
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company early adopted the guidance for the fiscal year ended December 31, 2015.

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
The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1
Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. For securities, the valuations are based on quoted prices of the security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2015 and 2014, the Company used Level 1 assumptions for its money market funds.

Level 2
Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2015 and 2014, the Company did not have any Level 2 financial assets or liabilities.

Level 3
Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2015 and 2014, the Company did not have any Level 3 financial assets or liabilities.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2015 and 2014, by level within the fair value hierarchy (in thousands):

December 31, 2015	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$22,906	$22,906	$—	$—

December 31, 2014	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$22,904	$22,904	$—	$—

NOTE 3. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of December 31, 2015 and 2014, consisted of the following (in thousands):

	December 31,
	2015	2014
Capitalized internal-use software costs	$38,879	$23,385
Computer hardware and software	57,827	46,299
Furniture and fixtures	13,619	11,674
Leasehold improvements	39,956	36,811
Total	150,281	118,169
Accumulated depreciation and amortization	(67,500)	(28,728)
Total property, equipment and software, net	$82,781	$89,441
Total depreciation and amortization expense related to property, equipment and software, exclusive of the amortization of capitalized internal-use software costs, was $24.8 million, $13.1 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Amortization expense of the capitalized internal-use software costs was $7.6 million, $5.2 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company recorded an impairment charge of $6.6 million during the year ended December 31, 2015 for certain of its leasehold improvements in connection with its restructuring activities. Refer to Note 7 for details of the Company's restructuring plan.
Refer to Note 6 for details of the Company's capital leases utilized to acquire property and equipment as of December 31, 2015 and 2014.

NOTE 4. BUSINESS COMBINATIONS
On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owns X Plus One Solutions, Inc, known in the industry as [x+1] ("[x+1]"). The acquisition of [x+1] expands the market opportunity and accelerated the Company’s entry into the digital marketing enterprise software-as-a-service ("SaaS") market. At closing, all outstanding shares of [x+1]'s capital stock and stock options were canceled in exchange for an aggregate of $98.0 million in cash and 5.3 million shares of the Company’s common stock. The total purchase consideration was as follows (in thousands):

Purchase consideration:
Cash	$98,045
Fair value of shares of common stock transferred	82,421
Total purchase price	$180,466
 The acquisition of [x+1] was accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer. The Company expensed the acquisition-related transaction costs in the amount of $4.9 million in general and administrative expenses. The total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of September 5, 2014, as set forth below. The Company finalized its estimates of fair value for certain of the acquired current assets and liabilities resulting in an adjustment to goodwill of $2.1 million which was recorded during the three months ended September 30, 2015.
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
The changes in the carrying amount of goodwill for the year ended December 31, 2015 are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$—
Goodwill acquired	114,871
Goodwill adjustments (1)	541
Balance as of December 31, 2014	$115,412
Goodwill adjustment recorded during the three months ended September 30, 2015 (1)	2,109
Goodwill impairment recorded during the three months ended September 30, 2015	(117,521)
Balance as of September 30, 2015 and December 30, 2015	$—

(1) Pursuant to business combinations accounting guidance, goodwill adjustments, for the effect of changes to net assets acquired during the measurement period, may be recorded up to one year from the date of an acquisition. Goodwill adjustments were not significant to our previously reported operating results or financial position.
The estimated useful life and carrying values of the identifiable intangible assets were as follows (in thousands):

		As of December 31, 2015			As of December 31, 2014
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	3-4	$42,100	$(15,295)	$26,805	$42,100	$(3,703)	$38,397
Customer relationships	7-8	27,700	(4,573)	23,127	27,700	(1,107)	26,593
Trademarks	5	2,000	(2,000)	—	2,000	(128)	1,872
Non-compete agreements	2	2,900	(1,913)	987	2,900	(463)	2,437
Total		$74,700	(23,781)	50,919	$74,700	(5,401)	69,299
Amortization expense of intangible assets for the year ended December 31, 2015 was $18.4 million. The expected annual amortization expense of intangible assets as of December 31, 2015 is presented below (in thousands):

Year ending December 31,	Amortization
2016	$16,045
2017	13,695
2018	8,451
2019	3,466
2020	3,466
Thereafter	5,796
Total	$50,919
The results of operations of [x+1] have been included in the Company's consolidated statements of operations from the acquisition date. The following unaudited pro forma combined financial information reflects the Company's results of operations for the periods indicated and assumes that the business had been acquired at the beginning of fiscal year 2014. Acquisition costs are excluded from the year ended December 31, 2014 and included in the year ended December 31, 2013. The pro forma results also include amortization associated with the acquired intangible assets and the associated tax impact on these unaudited pro forma adjustments. The tax benefit of $4.2 million that resulted from the acquisition is recorded in the year ended December 31, 2013. The pro forma results are presented for informational purposes only and are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results (in thousands):

	Year ended December 31,
	2014	2013
Pro forma revenue	$468,881	$310,469
Pro forma revenue less media costs	$259,029	$165,959
Pro forma net loss	$(78,312)	$(50,666)

NOTE 5. ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Payroll and benefit related expenses	$15,255	$16,379
Deferred rent	10,708	1,172
Other accrued expenses	14,771	15,707
Total accrued and other current liabilities	$40,734	$33,258

NOTE 6. CAPITAL LEASES
Property, equipment and software - net at December 31, 2015 and 2014 included $27.6 million and $19.2 million, respectively, acquired under capital lease agreements, of which the majority consists of computer hardware.
The remaining future minimum lease payments under these non-cancelable capital leases as of December 31, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2016	$9,560
2017	7,817
2018	4,322
2019	370
Thereafter	—
Total minimum lease payments	$22,069
Less: amount representing interest and taxes	(1,612)
Less: current portion of minimum lease payments	(8,602)
Capital lease obligations, net of current portion	$11,855

NOTE 7. RESTRUCTURING COSTS
In April 2015, the Company announced a restructuring plan intended to improve its operational efficiency, which included a reduction of its workforce, and sublease or termination of certain excess leased office space, among other cost reduction measures. As of December 31, 2015, the Company had incurred approximately $3.4 million in employee severance costs and $0.9 million in real estate broker costs associated with subleasing or termination of the excess office space in Los Angeles, San Francisco and New York. The Company also incurred $6.6 million in non-cash impairment charges for leasehold improvements and certain other assets, and released $3.5 million of deferred rent liabilities related to terminated office leases. During the twelve months ended December 31, 2015, the Company incurred a total of $7.4 million under the restructuring plan.

NOTE 8. DEBT
On December 31, 2014, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders, the ("2014 Loan Facility"), which was last amended on March 10, 2016. The 2014 Loan Facility amended and restated the Company's then-existing Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 20, 2013. Through March 10, 2016, the 2014 Loan Facility provided for an $80.0 million revolving credit facility which matures on December 31, 2017, with a $12.0 million letter of credit subfacility and a $2.5 million swingline subfacility, and a $30.0 million secured term loan that matures on December 31, 2019. Revolving loans may be advanced under the revolving credit facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million. If at any time the aggregate amounts outstanding exceed the allowable maximum advance, then the Company must make a repayment in an amount sufficient to eliminate the excess.
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
As of December 31, 2015, $24.0 million in term loans, $40.0 million under the revolving credit facility and letters of credit in the amount of $6.0 million were outstanding. On March 10, 2016, the Company amended the 2014 Loan Facility and terminated the term loan. On March 11, 2016, the then-remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility. In the amendment the minimum bank-defined EBITDA covenant and the liquidity ratio covenant were changed. The Company paid customary closing fees in connection with establishing and amending this facility, and pays customary commitment fees and letter of credit fees.
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
The Company is required to maintain a minimum of $30.0 million of cash on deposit with the lenders and comply with certain financial covenants under the 2014 Loan Facility, including the following:
Bank-defined EBITDA. The Company is required to maintain specified bank-defined EBITDA, which is defined for this purpose, with respect to any trailing twelve month period, as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary nonrecurring items of income, plus (ii) depreciation and amortization; income tax expense; total interest expense; non-cash expenses or losses; stock-based compensation expense; costs and expenses from permitted acquisitions up to certain limits; costs and expenses in connection with the 2014 Loan Facility up to certain limits; certain legal fees up to certain limits incurred through December 2015; integration costs related to the [x+1] acquisition up to certain limits incurred through December 31, 2014 and any other expenses agreed with Comerica and the lenders; less (iii) all extraordinary and non-recurring revenues and gains (including income tax benefits).
Liquidity ratio. Under the Loan Facility, the ratio of (i) the sum of all cash on deposit with Comerica and certain other domestic financial institutions and the aggregate amount of all eligible accounts receivable to (ii) all indebtedness owing to the lenders under the 2014 Loan Facility must be at least 1.10 to 1.00. In March 2016, the liquidity ratio was changed to (i) the sum of all cash and accounts receivable to (ii) the sum of all accounts payable and all indebtedness owing to the lenders under the 2014 Loan Facility. The revised ratio must be at least 1.00 to 1.00.
The terms of the 2014 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of December 31, 2015, the Company was in compliance with all covenants.
Future principal payments of term loan as of December 31, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2016	$6,000
2017	6,000
2018	6,000
2019	6,000
2020	—
Total	24,000
Less: current portion of term loan	(6,000)
Term loan, net of current portion	$18,000
In March 2016, the Company repaid the entire balance then outstanding under the term loan.
As of December 31, 2015, the $40.0 million balance outstanding under the revolving credit facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying consolidated balance sheets. The debt on the consolidated balance sheet are shown net of $0.7 million and $1.0 million in debt issuance costs as of December 31, 2015 and 2014, respectively.
Debt of $11.1 million that was assumed with the acquisition of [x+1] and was paid in full immediately following the closing of the merger in September 2014.

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
On September 5, 2014, the Company acquired X Plus Two, which wholly owns [x+1], for 5.3 million shares of the Company’s common stock and $98.0 million in cash.
In addition to 1,000,000,000 shares of common stock 100,000,000 shares of undesignated preferred stock were authorized as of December 31, 2015 and 2014 of which no shares were issued or outstanding.
Reserved Shares of Common Stock—The Company’s shares of capital stock reserved for issuance under the Company's equity incentive plans as of December 31, 2015 were as follows:

December 31, 2015
Options outstanding	5,386,521
Restricted stock awards and units outstanding	3,604,070
Available for future stock option and restricted stock unit grants	4,751,976
Available for future employee stock purchase plan purchases	1,397,991
Total shares reserved	15,140,558
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
Under the terms of the 2008 Plan, certain employees received the right to early exercise unvested options. Upon termination of service, an employee’s unvested shares may be repurchased by the Company at the original purchase price. As of December 31, 2015 and 2014, 13,134 and 98,787 unvested shares, respectively, were subject to repurchase. During the years ended December 31, 2015 and 2014, the Company repurchased 18,850 and 25,625 shares of unvested stock, respectively.
2013 Equity Incentive Plan—Since its initial public offering in September 2013, the Company has made equity grants pursuant to its 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan permits the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants.
A total of 5,000,000 shares of common stock were reserved for issuance upon initial adoption of the 2013 Plan. In addition, the shares to be reserved for issuance under the 2013 Plan also include shares subject to stock options or similar awards granted under the 2008 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2008 Plan that are forfeited to or repurchased by the Company, provided that the maximum number of shares that may be added to the 2013 Plan pursuant to this provision is 7,900,000 shares.
The number of shares available for issuance under the 2013 Plan also includes an annual increase on the first day of each fiscal year equal to the least of (i) 4,000,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January

1, 2015 and 2016, 2,100,126 and 2,178,350 shares, respectively, were added to the shares reserved for issuance under the 2013 Plan according to the terms described above.
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
The following tables summarize option award activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2014	6,290,519	$11.18	7.8	$46,926
Options granted (weighted average fair value of $3.87 per share)	722,567	7.17
Options exercised	(446,495)	2.21
Options forfeited	(1,180,070)	17.47
Balance at December 31, 2015	5,386,521	$10.00	5.3	$1,976

Options vested and expected to vest—December 31, 2015	5,198,429	$9.93	5.2	$1,975
Options vested and exercisable—December 31, 2015	4,080,741	$9.18	4.3	$1,967

Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $2.7 million, $38.1 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, unamortized stock-based compensation expense related to unvested common stock options was $8.2 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.2 years.
Restricted Stock Units ("RSUs") and Restricted Stock Awards ("RSAs")—A summary of RSU and RSA activity for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	2,515,311	$23.20
Granted	3,078,179	7.56
Vested and issued	(646,395)	23.96
Canceled	(1,335,237)	17.33
Unvested at December 31, 2015	3,611,858	$11.90
The total intrinsic value of RSUs and RSAs vested and issued during the year ended December 31, 2015 was approximately $3.9 million.

At December 31, 2015, unrecognized compensation expense related to the RSUs and RSAs was $29.9 million. The unrecognized compensation expense will be amortized on a straight-line basis for each individual grant through 2019. The total fair value of RSUs and RSAs vested and issued during the year ended December 31, 2015 was $3.9 million.
2016 Inducement Equity Incentive Plan—Effective March 4, 2016, the Company's board of directors adopted the 2016 Inducement Equity Incentive Plan (the “2016 Plan”) pursuant to Nasdaq Listing Rule 5635(c)(4) (the "Listing Rule"). The Listing Rule permits a company to adopt a plan without stockholder approval if each grant is made to a new employee of the company, or an employee returning to the company after a bona fide period of non-employment, and in each case was offered the grant as a material inducement for the employee to join the company. The 2016 Plan permits the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to eligible participants.
A total of 2,200,000 shares of common stock were reserved for issuance upon initial adoption of the 2016 Plan. The 2016 Plan has a term of one year from its effective date. The compensation committee of the board of directors has the authority to approve the employees to whom equity awards are granted and to determine the terms of each award, subject to the terms of the 2016 Plan. The compensation committee may determine the number of shares subject to an award. Options and stock appreciation rights granted under the 2016 Plan must have a per share exercise price equal to at least 100% of the fair market value of a shares of the Company's common stock as of the date of grant and may not expire later than 10 years from the date of grant.
To date, no awards have been granted under the 2016 Plan.
Employee Stock Purchase Plan—In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Under the ESPP as originally adopted, the offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2015, total compensation costs related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before May 31, 2015, were approximately $0.7 million, which will be recognized over the offering period.
Effective January 15, 2016, the compensation committee of the Company's board of directors adopted an amendment and restatement of the ESPP that will apply to offering periods beginning on and after June 1, 2016. Pursuant to the amendment, future offering periods will start on the first trading day on or after June 1 and December 1 of each year and terminate on the first trading day or before the May 31 and November 30 that occurs approximately 24 months later. Each twenty-four month offering period will generally have four purchase periods of approximately six months in length, with the first purchase period of an offering period commencing on the date the offering period commences. At the end of each purchase period, employees are able to purchase shares, subject to any plan limitations, at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the purchase period. Offering periods may overlap. However, if the fair market value of the Company's stock has declined between the first date of an offering period and the end of a purchase period, the offering period will terminate on the purchase date that is at the end of that purchase period immediately after the purchase and participants in that offering period will automatically be re-enrolled in the immediately following offering period.
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
The Company uses the straight-line method for expense recognition over the vesting period of the award or option.

The assumptions used to value options granted to employees were as follows:

	Years ended December 31,
	2015	2014	2013

Expected term (years)	6.3	5.5–6.3	5.3–6.6
Volatility	50.7%–58.0%	55.6%–59.5%	53.8%–64.9%
Risk-free interest rate	1.44%–1.89%	1.84%–1.97%	1.04%–1.88%
Dividend yield	—	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Years ended December 31,
	2015	2014	2013
Expected term (years)	0.5	0.5–0.7	0.7
Volatility	65.0%–73.3%	66.2%–77.4%	66.2%
Risk-free interest rate	0.07%–0.42%	0.06%–0.08%	0.07%
Dividend yield	—	—	—
Equity compensation allocation
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Years ended December 31,
	2015	2014	2013
Other cost of revenue	$1,975	$1,758	$471
Research and development	7,706	5,039	2,308
Sales and marketing	9,894	10,372	4,482
General and administrative	6,399	6,361	3,581
Total	$25,974	$23,530	$10,842

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

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company had net losses for the years ended December 31, 2015, 2014 and 2013, all potential shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Years ended December 31,
	2015	2014	2013
Net loss	$(210,545)	$(64,311)	$(20,932)
Weighted-average shares used to compute basic and diluted net loss per share	42,551	37,001	15,177
Basic and diluted net loss per share	$(4.95)	$(1.74)	$(1.38)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Years ended December 31,
	2015	2014	2013
Employee stock options	3,616	6,291	7,409
Shares subject to repurchase	13	99	316
Restricted stock units (RSUs) and restricted stock awards (RSAs)	5,387	2,508	383
Employee stock purchase plan	157	58	58
	9,173	8,956	8,166
NOTE 11. INCOME TAXES
The Company recorded an income tax provision of $1.2 million, an income tax benefit of $4.2 million, and an income tax provision of $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tax provision for the year ended December 31, 2015 is mainly due to foreign and state income tax expense. The tax benefit for the year ended December 31, 2014 is primarily due to a partial release of valuation allowance against the Company’s deferred tax assets as a result of net deferred tax liabilities generated from intangibles acquired from the [x+1] acquisition. The tax expense for the year ended December 31, 2013 is primarily due to foreign and state income tax expense.
The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Years ended December 31,
	2015	2014	2013
Domestic	$(211,160)	$(70,438)	$(21,568)
Foreign	1,836	1,888	921
Total loss before income taxes	$(209,324)	$(68,550)	$(20,647)

The components of the income tax provision (benefit) for income taxes were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	9	9	(4)
Foreign	1,778	1,159	289
Deferred:
Federal	14	(4,042)	—
State	(327)	(713)	—
Foreign	(253)	(652)	—
Total provision (benefit) for income taxes	$1,221	$(4,239)	$285
The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate for the periods presented:

	Years ended December 31,
	2015	2014	2013
Tax benefit at federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal effect	0.29	6.17	0.01
Foreign rate differential	(0.38)	0.20	0.12
Goodwill Impairment	(19.09)	—	—
Change in valuation allowance	(15.04)	(31.94)	(28.42)
Meals and entertainment	(0.41)	(1.44)	(2.07)
Warrant liability	—	—	(7.81)
Research credits	0.60	2.86	2.79
Transaction costs	—	(2.24)	—
Other	(0.55)	(1.41)	—
Total provision	(0.58)%	6.20%	(1.38)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Tax credit carry-forwards	$10,183	$6,877
Net operating loss carry-forwards	62,269	45,281
Charitable contributions	411	323
Accrued liabilities and allowances	8,134	7,168
Stock Compensation	11,331	11,003
	92,328	70,652
Deferred tax liability:
Depreciation and amortization	(23,732)	(32,194)
	(23,732)	(32,194)
Net deferred tax assets before valuation allowance	$68,596	$38,458
Valuation allowance	(67,918)	(38,159)
Net deferred tax assets (liabilities)	$678	$299
A valuation allowance is provided for net deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the U.S federal and state deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $29.8 million and $22.4 million during the years ended December 31, 2015 and 2014, respectively. The change in valuation allowance is mainly attributable to the increase in deferred tax assets due to the current year taxable loss, deductible temporary differences and research credits.
As of December 31, 2015, the Company had $0.7 million of net deferred tax assets primarily related to deductible foreign stock compensation which it expects to realize in future foreign tax filings.
The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. federal and state income taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of repatriation. As of December 31, 2015, undistributed earnings of the Company's foreign subsidiaries amounted to $3.2 million.
As of December 31, 2015, the Company had net operating loss carry-forwards of approximately $219.5 million for federal income taxes, which expire beginning in 2020 and $76.9 million operating loss carry-forwards for state income taxes which expire beginning in 2020. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If the Company experiences a change of ownership, then utilization of the net operating loss and tax credit carry-forwards may be restricted. The federal and state net operating loss carryforwards include excess tax benefits from stock option exercises of $46.6 million and $5.2 million, respectively. An increase to additional paid-in capital for the excess tax benefits would not be recognized until that deduction reduces income tax payable.
On December 18, 2015 the “Protecting Americans from Tax Hikes Act of 2015” was signed into law making the U.S. R&D credit permanent. Consequently, the Company recorded deferred tax assets on federal research and development credit of $2.3 million generated in 2015, which was fully offset by valuation allowance.
As of December 31, 2015, the Company had federal and California state research and development tax credits of $10.0 million and $4.7 million, respectively. If not utilized, the federal carry forwards will begin to expire in various amounts beginning in 2019. The state tax credit can be carried forward indefinitely.

ASC 740-10 requires that the tax effects of a position be recognized only if it is "more likely than not" to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The table below provides a reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties), related to uncertain tax positions, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years ended December 31,
	2015	2014	2013
Unrecognized benefit—beginning of period	$3,464	$669	$272
Gross increases—prior year tax positions	—	46	126
Gross increases—current year tax positions	1,096	2,749	271
Unrecognized benefit—end of period	$4,560	$3,464	$669
The unrecognized tax benefits of $4.6 million as of December 31, 2015 would have no impact on the Company’s effective tax rate if recognized because the Company has fully reserved such tax benefits due to the Company’s current assessment with regard to its ability to utilize any such future tax benefits.
At December 31, 2015, the Company had no cumulative interest and penalties related to the uncertain tax positions.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next twelve months.
The Company files income tax returns in the United States, various individual states, and certain foreign jurisdictions. As a result of net operating loss carryforwards, all of our tax years are open to federal and state examination in the United States. Tax years from 2011 are open to examination in various foreign countries.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administration, research and development and sales and marketing activities in the United States as of December 31, 2015 that expire at various dates through 2024.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $15.6 million, $14.7 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of December 31, 2015 were as follows (in thousands):

Year ending December 31,	Future Payments
2016	$17,553
2017	14,067
2018	12,890
2019	14,241
2020	5,015
Thereafter	8,763
$72,529

Please refer to Note 6 for details of the Company's capital lease commitments as of December 31, 2015.
Letters of Credit Bank Guarantees and Restricted Cash—As of December 31, 2015 and 2014, the Company had irrevocable letters of credit outstanding, with all financial institutions, in the amount of $6.3 million and $6.8 million, respectively, for facilities leases. The letters of credit have various expiration dates, with the latest being November 2022.
As of December 31, 2015, the Company had $2.1 million in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of its officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013 (the “IPO”) and the secondary offering on February 5, 2013 (the “Secondary Offering”) were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleges that the defendants made false and misleading statements about the ability of the Company's technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The consolidated complaint also alleges that the Company’s registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 (the “Exchange Act” claims), and for violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act” claims), on behalf of those who purchased the Company’s common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint seeks monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the Company’s public offerings.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of the then-current and former officers and the Company’s board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. This state court action has been stayed pending the resolution of the Victor Veloso v. George H. John et al. action described below.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions are based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The Veloso action has been related to the In re Rocket Fuel Securities Litigation and motions to relate the other actions are pending. A motion to consolidate the four actions into the earlier-filed Veloso action will be heard by the court in March 2016. The motion is unopposed and therefore the Company expects the cases to be consolidated.
On January 27, 2016, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery. The action was Gee v. Wootton et al., Case No. 11940-VCL. The plaintiff voluntarily dismissed this action on February 9, 2016.

The Company intends to vigorously defend itself against these actions. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period.
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Years ended December 31,
	2015	2014	2013
North America	$385,449	$349,289	$213,601
All Other Countries	76,188	59,352	27,004
Total revenue	$461,637	$408,641	$240,605
The following table summarizes total long-lived assets in the respective locations (in thousands):

	December 31,
	2015	2014
North America	$77,038	$85,355
All Other Countries	5,743	4,086
Total long-lived assets	$82,781	$89,441
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the years ended December 31, 2015, 2014 and 2013, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the years ended December 31, 2015, 2014 and 2013.

NOTE 14. GOODWILL

Due to a stock price decline during fiscal year 2015, the Company’s market capitalization declined to a value below the net book value of the Company’s equity, triggering the Company to test its goodwill for impairment.

The Company first tested its intangible assets (other than goodwill) and determined that these assets were not impaired.

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

In the second step of the goodwill impairment test the Company estimated the fair value of its assets and liabilities to determine the implied fair value of goodwill, and then compared the implied fair value of the goodwill to its carrying value. The outcome of this second step resulted in a non-cash impairment of goodwill of $117.5 million, which was recorded during the third quarter of fiscal year 2015.

The inputs used to measure the estimated fair value of goodwill are classified as a Level 3 fair value measurement due to the significance of unobservable inputs based on company specific information.

NOTE 15. RELATED PARTY TRANSACTIONS
John J. Lewis, Global President of Nielsen Holding Plc ("Nielsen"), joined the Board of Directors of Rocket Fuel Inc. after the end of fiscal year 2015 on January 19, 2016. Mr. Lewis was also appointed to the Audit Committee of the Board.

Nielsen is one of the Company's data vendors. Total expense recognized for services delivered by Nielsen and its affiliates in fiscal year 2015 was $5.4 million. Total accounts payable as of December 31, 2015 were $1.2 million.

NOTE 16. SUBSEQUENT EVENTS
On March 10, 2016, the Company entered into an amendment to its 2014 Loan Facility that changed the minimum bank-defined EBITDA (see Note 8 for definition) covenant and the liquidity ratio covenant. The Company also terminated the term loan. On March 11, 2016, the then remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility. See Note 8 for details about the 2014 Loan Facility and the recent amendment.

Effective March 4, 2016, the Company's board of directors adopted the 2016 Inducement Equity Incentive Plan (the "2016 Plan") pursuant to Nasdaq Listing Rule 5635(c)(4), which permits a company to adopt a plan without stockholder approval if each grant is made to a new employee of the company or an employee returning after a bona fide period of non-employment, in each case if the grant was offered as a material inducement for the employee to join the company. See Note 9 for more details about the 2016 Plan.

The compensation committee of the Company's board of directors adopted an amendment and restatement to the 2013 Employee Stock Purchase Plan ("ESPP") that will apply to offering periods beginning on June 1, 2016 and after. Pursuant to the amendment, future offering periods will start on the first trading day on or after June 1 and December 1 of each year and terminate on or before the May 31 and November 30 that occurs approximately 24 months later, rather than approximately six months later. See Note 9 for more details about this amendment to the ESPP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The phrase "disclosure controls and procedures" (as defined in Rules 13(a)-15(e) under the Exchange Act) refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act , such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decision regarding required disclosure.
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal controls over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of the fiscal year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Amendment to 2014 Loan Facility

On March 10, 2016, we entered into a Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, or the "Amendment," which amends the Second Amended and Restated Revolving Credit and Term Loan Agreement, or the "Credit Agreement," dated as of December 31, 2014, as amended, by and among us, the lenders from time to time party thereto, or the Lenders, and Comerica Bank, as administrative agent. The Amendment provides for, among other things, the termination and repayment in full of the outstanding term loan balance under the Credit Agreement with a revolving loan advance and amendments to the minimum bank-defined EBITDA (as defined in Note 8 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) financial covenant and the minimum liquidity ratio financial covenant. These amendments took effect on March 11, 2016.

Any Lender and its affiliates may have engaged in, and may in the future engage in, banking and other commercial dealings in the ordinary course of business with us or our affiliates. Any Lender may have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.38 to this Annual Report on Form 10-K and is incorporated herein by reference.

Role Change for Monte Zweben

Board member Monte Zweben, who had served as Executive Chairman of the board of directors since November 2, 2015, tendered his resignation as an employee of Rocket Fuel effective as of the close of business on March 10, 2016.  Mr. Zweben will continue serving on the board of directors as Chairman of the board.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the disclosure appearing under the headings "Proposal No. One: Election of Directors," "Executive Officers," "Board of Directors and Corporate Governance" and "Other Matters" in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Executive Compensation" and "Board of Directors and Corporate Governance" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the disclosure appearing under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Certain Relationships and Related Party Transactions" and "Board of Directors and Corporate Governance — Director Independence" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Proposal No. Two — Ratification of Appointment of Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2016

ROCKET FUEL INC.
By:	/s/ Cal Hoagland
Cal Hoagland
Interim Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of E. Randolph Wootton III and Richard A. Frankel as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K and any amendments (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ E. Randolph Wootton III	Chief Executive Officer and Board member (Principal Executive Officer)	March 14, 2016
E. Randolph Wootton III

Additional Directors:

/s/ Richard A. Frankel	Executive Vice President	March 14, 2016
Richard A. Frankel

/s/ Susan L. Bostrom	Director	March 14, 2016
Susan L. Bostrom

/s/ Ronald E. F. Codd	Director	March 14, 2016
Ronald E. F. Codd

/s/ William W. Ericson	Director	March 14, 2016
William W. Ericson

/s/ Clark M. Kokich	Director	March 14, 2016
Clark M. Kokich

/s/ John J. Lewis	Director	March 14, 2016
John J. Lewis

/s/ Monte Zweben	Director	March 14, 2016
Monte Zweben

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/6/2013
10.2	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.3*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.4*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
10.5	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect	S-1/A	333-190695	10.4	9/3/2013
10.6	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-109695	10.5	9/3/2013
10.7	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-109695	10.6	9/3/2013
10.8	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	10-K	001-36071	10.6	2/28/2014
10.9*	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013
10.10*	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.8	8/16/2013
10.11*	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.9	9/3/2013

10.12*	Executive Incentive Compensation Plan	S-1/A	333-109695	10.10	8/16/2013
10.13*	Outside Director Compensation Policy	S-1/A	333-109695	10.11	9/3/2013
10.14	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1/A	333-109695	10.12	8/16/2013
10.15	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1/A	333-109695	10.13	8/16/2013
10.16	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1/A	333-109695	10.14	8/16/2013
10.17	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1/A	333-109695	10.16	8/16/2013
10.18	Fifth Amended and Restated Investors' Rights Agreements, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A thereto	S-3	333-199901	99.1	11/6/2014
10.19*	Employment Offer Letter between Rocket Fuel Inc. and David Sankaran dated as of December 6, 2014	8-K	001-36071	10.1	12/15/2014
10.20	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 31, 2014, by and among the Registrant, the lenders that are parties thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.21*	Employment Offer Letter between Rocket Fuel Inc. and Manu Thapar dated as of November 16, 2014	10-K	001-36071	10.20	3/16/2015
10.22	Amendment dated March 13, 2015 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.21	3/16/2015
10.23*	Interim CEO Offer Letter between the Registrant and Monte Zweben, dated March 23, 2015	10-Q	001-36071	10.22	5/8/2015
10.24*	Letter Agreement between the Registrant and David Sankaran regarding relocation assistance dated March 17, 2015	10-Q	001-36071	10.23	5/8/2015
10.25*	Management Retention Agreement (Interim CEO) between the Registrant and Monte Zweben dated April 8, 2015	10-Q	001-36071	10.24	5/8/2015
10.26*	Management Retention Agreement between the Registrant and George John dated May 4, 2015	10-Q	001-36071	10.25	5/8/2015
10.27*	Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-Q	001-36071	10.26	5/8/2015
10.28*	Management Retention Agreement between the Registrant and David Sankaran dated April 7, 2015	10-Q	001-36071	10.27	5/8/2015

10.29*	Management Retention Agreement between the Registrant and Abhinav Gupta dated April 21, 2015	10-Q	001-36071	10.28	5/8/2015
10.30*	Offer Letter between the Registrant and E. Randolph Wootton III dated November 1, 2015					X
10.31*	Management Retention Agreement between the Registrant and Randy Wootton dated April 8, 2015					X
10.32*	Separation and Release Agreement between the Registrant and David Sankaran dated November 4, 2015					X
10.33	Consulting Agreement between the Registrant and FLG Partners effective October 29, 2015					X
10.34*	Separation Agreement between the Registrant and George H. John dated November 11, 2015					X
10.35*	The Registrant's Outside Director Compensation Policy, as amended through March 10, 2016					X
10.36*	The Registrant's 2013 Employee Stock Purchase Plan, as amended through March 9, 2016					X
10.37*	The Registrant's 2016 Inducement Equity Incentive Plan, as adopted effective March 4, 2016					X
10.38
Second Amendment dated March 10, 2016 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders
X
10.39*	Amendment No. One, dated January 25, 2016, to the Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015					X
10.40*	Offer Letter between the Registrant and Rex Jackson dated February 12, 2016					X
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X See signature page hereto
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

(2)
The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of Rocket Fuel Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.