Form 10-Q
period 2016-03-31
Rocket Fuel Inc.
filed 2016-05-10
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On April 30, 2016, there were 43,858,580 shares of the registrant's common stock, par value $0.001, outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	64
Item 3.	Defaults upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	65
Item 6.	Exhibits	65
	Signature	66

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$67,392	$78,560
Accounts receivable, net	109,821	124,998
Prepaid expenses	4,474	3,803
Other current assets	2,987	2,081
Total current assets	184,674	209,442
Property, equipment and software, net	75,715	82,781
Restricted cash	2,002	2,141
Intangible assets, net	46,792	50,919
Deferred tax assets, net	722	718
Other assets	1,059	1,053
Total assets	$310,964	$347,054
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,999	$71,292
Accrued and other current liabilities	34,596	40,734
Deferred revenue	1,642	2,116
Current portion of capital leases	8,723	8,602
Current portion of debt	61,957	45,720
Total current liabilities	166,917	168,464
Debt —Less current portion	—	17,617
Capital leases—Less current portion	9,793	11,855
Deferred rent—Less current portion	14,866	14,042
Other liabilities	1,143	1,176
Total liabilities	192,719	213,154
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value— 1,000,000,000 authorized as of March 31, 2016 and December 31, 2015; 43,709,562 and 43,567,016 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	44	44
Additional paid-in capital	458,631	453,338
Accumulated other comprehensive loss	(326)	(151)
Accumulated deficit	(340,104)	(319,331)
Total stockholders’ equity	118,245	133,900
Total liabilities and stockholders’ equity	$310,964	$347,054
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$104,745	$104,334
Costs and expenses:
Media costs	42,559	45,561
Other cost of revenue	20,085	19,956
Research and development	10,639	11,323
Sales and marketing	36,840	42,878
General and administrative	14,321	17,574
Restructuring	(199)	—
Total costs and expenses	124,245	137,292
Operating loss	(19,500)	(32,958)
Interest expense	1,237	1,340
Other (income) expense, net	(194)	2,208
Loss before income taxes	(20,543)	(36,506)
Income tax provision	230	357
Net loss	$(20,773)	$(36,863)
Basic and diluted net loss per share attributable to common stockholders	$(0.48)	$(0.88)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	43,601	41,981

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(20,773)	$(36,863)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(173)	(109)
Comprehensive loss	$(20,946)	$(36,972)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net loss	$(20,773)	$(36,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,264	11,866
Accelerated amortization of leasehold improvements	3,533	—
Stock-based compensation expense	4,810	7,447
Other non-cash adjustments, net	1,350	794
Changes in operating assets and liabilities:
Accounts receivable	14,103	22,549
Prepaid expenses and other assets	(1,796)	5,379
Accounts payable	(10,846)	(14,812)
Accrued and other liabilities	(1,851)	(4,271)
Deferred rent	(3,074)	1,184
Deferred revenue	(474)	2,530
Net cash used in operating activities	(2,754)	(4,197)
Investing Activities:
Purchases of property, equipment and software	(1,787)	(5,519)
Capitalized internal-use software development costs	(2,924)	(3,076)
Proceeds from sale of property	293	—
Changes in restricted cash	39	636
Net cash used in investing activities	(4,379)	(7,959)
Financing Activities:
Proceeds from employee stock plans, net	28	189
Tax withholdings related to net share settlements of restricted stock units	(241)	—
Repayment of capital lease obligations	(2,092)	(1,090)
Proceeds from debt facilities, net of issuance costs	22,350	(242)
Repayment of debt	(24,000)	(1,500)
Net cash used in financing activities	(3,955)	(2,643)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(80)	(202)
Change in Cash and Cash Equivalents	(11,168)	(15,001)
Cash and Cash Equivalents—Beginning of period	78,560	107,056
Cash and Cash Equivalents—End of period	$67,392	$92,055

	Three Months Ended
	March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$351	$205
Cash paid for interest	1,021	914
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accruals	$563	$623
Property, equipment and software acquired under capital lease obligations	151	325
Vesting of early exercised options	25	53
Stock-based compensation capitalized in internal-use software costs	711	494
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Condensed Consolidated Balance Sheet data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The significant accounting policies and recent accounting pronouncements were described in Note 1 to the Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in or updates to the accounting policies since December 31, 2015.

Recently Issued and Adopted Accounting Pronouncements
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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU and expects no material modifications to its financial statements.

With the exception of the new standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2016 and December 31, 2015, consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Capitalized internal-use software costs	$42,518	$38,879
Computer hardware and software	57,973	57,827
Furniture and fixtures	13,108	13,619
Leasehold improvements	37,789	39,956
Total	151,388	150,281
Accumulated depreciation and amortization	(75,673)	(67,500)
Total property, equipment and software, net	$75,715	$82,781
Refer to Note 4 for details of the Company's capital leases.
The Company capitalized internal-use software development costs of $3.6 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense of internal-use software costs was $2.3 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.
Total depreciation and amortization expense related to property, equipment and software, exclusive of the amortization of capitalized internal-use software costs, was $5.8 million and $6.0 million for the three months ended March 31, 2016 and 2015, respectively.
In addition, in the three months ended March 31, 2016, the Company recorded an accelerated amortization of leasehold assets of $3.5 million related to its terminated office lease in New York in connection with its restructuring activities. Refer to Note 5 for details of the Company's restructuring costs.

NOTE 3.	BUSINESS COMBINATIONS
Acquisitions in Fiscal Year 2014

On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owns X Plus One Solutions, Inc. known in the industry as [x+1] ("[x+1]"). The acquisition of [x+1] significantly expanded the market opportunity and accelerated the Company’s entry into the digital marketing enterprise software-as-a-service ("SaaS") market. The total purchase consideration is as follows (in thousands):

Purchase consideration:
Cash	$98,045
Fair value of 5.3 million shares common stock transferred	82,421
Total purchase price	$180,466
The acquisition of [x+1] was accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquiror. The Company expensed the acquisition-related transaction costs in the amount of $4.9 million in general and administrative expenses. The total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of September 5, 2014, as set forth below. The Company finalized its estimates of fair value for certain of the acquired current assets and liabilities resulting in an adjustment of $2.1 million which was recorded during the three months ended September 30, 2015. The total purchase price was allocated as follows (in thousands):

Current assets	$29,853
Non-current assets	3,999
Current liabilities	(29,354)
Non-current liabilities	(16,253)
Net acquired tangible assets	(11,755)
Identifiable intangible assets	74,700
Goodwill	117,521
Total purchase price	$180,466
Due to a stock price decline during the third quarter of 2015, the Company’s market capitalization declined to a value below the net book value of the Company’s equity, triggering the Company to conduct a goodwill impairment test. The outcome of the goodwill impairment test resulted in a non-cash impairment of goodwill of $117.5 million, which was recorded in the third quarter of 2015. Identifiable intangible assets acquired are as follows:

			March 31, 2016			December 31, 2015
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(18,192)	$23,908	$42,100	$(15,295)	$26,805
Customer relationships	7-8	27,700	(5,440)	22,260	27,700	(4,573)	23,127
Trademarks	5	2,000	(2,000)	—	2,000	(2,000)	—
Non-compete agreements	2	2,900	(2,276)	624	2,900	(1,913)	987
Total		$74,700	(27,908)	46,792	$74,700	$(23,781)	$50,919
Total amortization expense related to intangible assets acquired in the business combination with [x+1] was $4.1 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively. During the third quarter of 2015, the Company accelerated the amortization of the trademark assets recording $1.6 million in additional amortization expense due to a change of its useful life.

NOTE 4.	CAPITAL LEASES
Property, equipment and software includes hardware and software related to our data centers, which are acquired under capital lease agreements. The remaining future minimum lease payments under these non-cancelable capital leases as of March 31, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2016 (remaining 9 months)	$7,217
2017	7,862
2018	4,366
2019	414
2020	13
Total minimum lease payments	$19,872
Less: amount representing interest and taxes	(1,356)
Less: current portion of minimum lease payments	(8,723)
Capital lease obligations, net of current portion	$9,793

NOTE 5.	RESTRUCTURING COSTS
In April 2015, the Company announced a restructuring plan intended to improve its operational efficiency, which included a reduction of its workforce, and sublease or termination of certain excess leased office space, among other cost reduction measures.
During the three months ended March 31, 2016, the Company recorded a $0.2 million restructuring net gain. This is comprised of $3.5 million accelerated amortization of leasehold assets related to its terminated office lease in New York, $0.4 million severance payouts, and an offsetting release of $4.1 million deferred rent liabilities related to our terminated office lease in New York. During the three months ending June 30, 2016, the Company expects to amortize the leasehold assets for approximately $3.5 million and release the deferred rent liability for approximately $4.1 million until it has vacated the terminated New York office in June 2016. No restructuring activities occurred during the three months ended March 31, 2015.

NOTE 6.	DEBT
Loan Facility—On December 31, 2014, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders (the "2014 Loan Facility"). The 2014 Loan Facility amended and restated the Company's then-existing Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 20, 2013. Through March 10, 2016, the 2014 Loan Facility provided for an $80.0 million revolving credit facility which matures on December 31, 2017, with a $12.0 million letter of credit sub-facility, a $2.5 million swing-line sub-facility, and a $30.0 million secured term loan that matures on December 31, 2019. Revolving loans could be advanced under the revolving credit facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million, less the then outstanding principal amount of the term loan. If at any time the aggregate amounts outstanding exceeded the allowable maximum advance, then the Company was required to make a repayment in an amount sufficient to eliminate the excess.
On March 10, 2016, the Company amended the 2014 Loan Facility and terminated the term loan (as so amended, the "2016 Loan Facility"). The then-remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility of $22.5 million. In the amendment the minimum bank-defined EBITDA covenant and the liquidity ratio covenant were changed. The Company paid customary closing fees in connection with establishing and amending this facility, and pays customary commitment fees and letter of credit fees.
Under the 2016 Loan Facility, as amended, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million. The Company may repay revolving loans and term loans under the 2016 Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.
As of March 31, 2016, $62.5 million under the revolving credit facility and letters of credit in the amount of $7.5 million were outstanding.
Revolving loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 2.625% to 3.125%. Term loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 3.50% to 4.00%. In each case, the spread is based on the cash reflected on the Company’s balance sheet for the preceding fiscal quarter, plus an amount equal to the average unused portion of the revolving credit commitments during such fiscal quarter. The base rate is determined as the highest of (i) the prime rate announced by Comerica Bank, (ii) the federal funds rate plus a margin equal to 1.00% and (iii) the daily adjusted LIBOR rate plus a margin equal to 1.00%. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2016 Loan Facility.
The Company is required to maintain a minimum of $30.0 million of cash on deposit with the lenders and comply with certain financial covenants under the 2016 Loan Facility, including the following:
Bank-defined EBITDA. The Company is required to maintain specified bank-defined EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary non-recurring items of income, plus (ii) depreciation and amortization, income tax expense, total interest expense, non-cash expenses or losses, stock-based compensation expense, costs and expenses from permitted acquisitions up to certain limits;,costs and expenses in connection with the 2016 Loan Facility up to certain limits; certain legal fees up to certain limits incurred through December 2015, integration costs related to the [x+1] acquisition up to certain limits incurred through December 31, 2014 and any other expenses agreed with Comerica and the lenders, less (iii) all extraordinary and non-recurring revenues and gains (including income tax benefits).
Liquidity ratio. Under the 2016 Loan Facility, the ratio of (i) the sum of all cash and accounts receivable to (ii) the sum of all accounts payable and all indebtedness owing to the lenders under the 2016 Loan Facility must be at least 1.00 to 1.00.
The terms of the 2016 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of March 31, 2016, the Company was in compliance with all financial and non-financial covenants.
As of March 31, 2016, the $62.5 million balance outstanding under the 2016 Loan Facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. The debt on the condensed consolidated balance sheets is shown net of $0.5 million in debt issuance costs.

NOTE 7.	STOCKHOLDERS’ EQUITY
The following table summarizes information pertaining to our stock-based compensation expense from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Stock options:
Outstanding at the beginning of the period	5,387	6,291
Options granted	1,631	208
Options exercised	(41)	(116)
Options forfeited	(1,544)	(75)
Outstanding at the end of the period	5,433	6,308
Total intrinsic value of options exercised	$113	$858
Total unrecognized compensation expense at period-end	$8,399	$23,190
Weighted-average remaining recognition period at period-end (in years)	3.0	2.2

Stock awards:
Outstanding at the beginning of the period	3,612	2,515
Stock awards granted	490	348
Stock awards vested	(179)	(48)
Stock awards canceled	(268)	(136)
Outstanding at the end of the period	3,655	2,680
Weighted-average grant-date fair value	$10.39	$16.74
Total unrecognized compensation expense at period-end	$25,712	$41,131
Weighted-average remaining recognition period at period-end (in years)	2.6	3.4
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
As of the three months ended March 31, 2016, 0.4 million shares have been granted under the 2016 Plan.
Employee Stock Purchase Plan—In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of

March 31, 2016, total compensation costs, representing the fair value related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before May 31, 2016, were approximately $0.7 million, which will be recognized over the offering period.
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
The assumptions used to value options granted to employees were as follows:

	Three Months Ended
	March 31,
	2016	2015
Expected term (years)	6.3	6.3
Volatility	55.0%	58.0%
Risk-free interest rate	1.57% - 1.93%	1.57%
Dividend yield	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended
	March 31,
	2016	2015
Expected term (years)	0.5	0.5
Volatility	65.0%	77.2%
Risk-free interest rate	0.42%	0.08%
Dividend yield	—	—

Stock-based compensation allocation
The following table summarizes the allocation of stock-based compensation, net of amounts capitalized for internal-use software development, in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Other cost of revenue	$530	$625
Research and development	1,365	2,247
Sales and marketing	1,489	2,831
General and administrative	1,426	1,744
Total	$4,810	$7,447

NOTE 8.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three months ended March 31, 2016 and 2015, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(20,773)	$(36,863)
Weighted-average shares used to compute basic and diluted net loss per share	43,601	41,981
Basic and diluted net loss per share	$(0.48)	$(0.88)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	9,521	9,387

NOTE 9.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provisions of $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. The tax provision for the three months ended March 31, 2016 and March 31, 2015 are primarily due to foreign and state income taxes.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided valuation allowances against such assets as of March 31, 2016 and December 31, 2015.

NOTE 10.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in the United States that expire at various dates through 2026.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $4.3 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively.
The approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of March 31, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2016 (remaining 9 months)	$12,786
2017	16,324
2018	15,128
2019	16,473
2020	7,247
Thereafter	21,301
$89,259
Please refer to Note 4 for details of the Company's capital lease commitments as of March 31, 2016.
Letters of Credit Bank Guarantees and Restricted Cash—As of March 31, 2016 and December 31, 2015, the Company had irrevocable letters of credit for facilities leases of $7.7 million and $6.3 million, respectively. The letters of credit have various expiration dates, with the latest being June 2025.
As of March 31, 2016 and December 31, 2015, the Company had $2.0 million and $2.1 million, respectively, in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of its officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013 (the "IPO") and the secondary offering on February 5, 2014 (the "Secondary Offering") were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of the Company's technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The consolidated complaint also alleged that the Company’s registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5

(the "Exchange Act" claims), and for violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act" claims), on behalf of those who purchased the Company’s common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the Company’s public offerings.
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
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions are based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The Veloso action has been related to the In re Rocket Fuel Securities Litigation and motions to relate the other actions are pending. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a compliant in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016.
On January 27, 2016, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery. The action was Gee v. Wootton et al., Case No. 11940-VCL. The plaintiff voluntarily dismissed this action on February 9, 2016.
On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action is Lunam v. William Ericson, et. al., Case No. CGC-16-551209.

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

The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
United States	$81,397	$86,151
All Other Countries (1)	23,348	18,183
Total revenue	$104,745	$104,334

(1) No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

The following table summarizes total carrying values of long-lived assets in the respective locations (in thousands):

	March 31,	December 31,
	2016	2015
North America	$70,601	$77,038
All Other Countries	5,114	5,743
Total long-lived assets	$75,715	$82,781

NOTE 12.	GOODWILL
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

NOTE 13. RELATED PARTY TRANSACTIONS
John J. Lewis, Global President of Nielsen Holding Plc ("Nielsen"), joined the Board of Directors of Rocket Fuel Inc. on January 19, 2016. Mr. Lewis was also appointed to the Audit Committee of the Board.

Nielsen is one of the Company's data vendors. Total expense recognized for services delivered by Nielsen and its affiliates during the three months ended March 31, 2016 was $0.4 million. Total accounts payable as of March 31, 2016 were $1.2 million.

NOTE 14. SUBSEQUENT EVENTS
On May 10, 2016, we filed a shelf registration statement on Form S-3 with the SEC (the “Registration Statement”). The Registration Statement contains a base prospectus that covers (i) the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, preferred stock, warrants, debt securities, subscription rights and/or units and (ii) a sales agreement prospectus supplement along with an accompanying base prospectus covering the offering, issuance and sale by the Company up to a maximum aggregate offering price of $30.0 million of the Company’s common stock that may be issued and sold from time to time under a sales agreement with Cantor Fitzgerald & Co. The up to $30.0 million of common stock that may be issued and sold under the sales agreement prospectus supplement is included in the $50.0 million of securities that may be offered and sold under the base prospectus. The Registration Statement has not yet been declared effective by the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "predict," "intend," "could," "should," "would" "project," "plan," "expect," "seek," "foresee," "forecast," or the negative of these words, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	expectations for financial performance in 2016, including revenue and the levels of operating expenses in the areas of research and development, sales and marketing and general and administrative;

•	expected restructuring costs in 2016;

•	the usefulness of non-GAAP financial measures for understanding and evaluating our operating results;

•	the anticipated impact of the growth rates in the real-time advertising exchange market and digital advertising on our future performance;

•	our belief that our programmatic marketing platform can enhance digital media buying across any programmatic inventory;

•	our goal of gaining a larger share of current customers' budgets and attracting new high-value customers;

•	the expected impact on our growth and profitability of focusing on our top 50 and top 250 customers;

•	the expected increase in demand for programmatic brand advertising;

•	our plans to reduce capital expenditures for property and equipment in 2016 compared to 2015, including our intention to finance data center hardware through capital leasing facilities;

•	the impact that our sales strategies and our product mix between our Media Services and Platform Solutions will have on media and other costs of revenue;

•	the impact of working capital requirements on our goal of growing our business;

•	the expected impact of seasonality on our operating results;

•	our expectation that, as our foreign revenues and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business;

•	our expectation that, subject to achieving our operating plan for 2016, existing cash and cash equivalents will be sufficient to meet our business requirements for at least the next 12 months; and

•	our intention to vigorously defend against pending securities lawsuits.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results and circumstances described in the forward-looking statements will be achieved or will occur. Moreover, we assume no responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.
The following discussion should be read in conjunction with (i) our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, (ii) the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and (iii) the understanding that our actual results and circumstances may be materially different from our forward-looking statements and/or expectations.
Overview
Rocket Fuel brings the power of machine learning to the world of digital marketing, offering a technology and services designed to help advertising agencies and their clients connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives. Our platform autonomously purchases ad spots, or impressions, one at a time, on real-time advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition.

Our core service offerings are organized around two solutions - a Demand Side Platform (DSP) and a Data Management Platform (DMP) - which can be used independently, integrated with a customer’s other customer relationship management or marketing platforms, or used together. We refer to our DSP alone or our DSP plus DMP solutions as our programmatic marketing platform. We offer our programmatic marketing platform as a managed service, which we operate on behalf of our customers (our "Media Services"), and as a technology solution our customers acquire and operate themselves, or acquire and obtain supporting services from us (our "Platform Solutions").

Core to our ability to connect advertisers and consumers is our artificial intelligence (AI) engine, which consists of big data-driven predictive modeling and automated decision-making components. Our programmatic marketing platform uses a technology enabled by our AI that we call Moment Scoring™, which is designed to consider in a fraction of a second whether a particular advertising opportunity, or impression, is the right time to influence a consumer, based on our platform’s real-time scoring - positive or negative - of the likelihood of consumer engagement with the advertising based on relevant attributes.

Our programmatic marketing platform is designed to learn from each message it delivers and apply that learning to future decisions as the advertising campaign is being delivered - a feature we call Marketing that Learns™. The benefit of a platform that autonomously adapts and learns while solving multiple problems simultaneously is its capability of simultaneously running thousands of marketing programs with highly diverse goals simultaneously across multiple channels.

Non-GAAP Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles applicable in the United States, or GAAP, we also monitor the non-GAAP metrics set forth below to help us evaluate growth and profitability, establish budgets, and assess our operational efficiencies (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Non-GAAP net revenue	$62,186	$58,773
Non-GAAP adjusted EBITDA	$(2,625)	$(13,626)
Non-GAAP adjusted net income (loss)	$(12,035)	$(25,099)
Non-GAAP adjusted net income (loss) per share	$(0.28)	$(0.60)
Non-GAAP operating expenses	$64,811	$72,399
Non-GAAP net revenue
Non-GAAP net revenue is a non-GAAP financial measure defined by us as GAAP revenue less media costs. Media costs consist of costs for advertising impressions we purchase from real-time advertising exchanges and other third parties. We believe that non-GAAP net revenue is a meaningful measure of operating performance because it is a vital metric for internal management purposes, indicates the performance of our solutions in balancing the goals of delivering exceptional results to advertisers while meeting our margin objectives and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance.
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

	Three Months Ended
	March 31,
	2016	2015
Revenue	$104,745	$104,334
Less: Media costs	42,559	45,561
Non-GAAP net revenue	$62,186	$58,773
Non-GAAP Adjusted EBITDA
Non-GAAP adjusted EBITDA is a non-GAAP financial measure we define as GAAP net loss before interest expense, other income (expense), net, income tax provision (benefit), depreciation and amortization expense (including amortization of capitalized software development costs), stock-based compensation expense and related payroll taxes, acquisition or restructuring related expense and impairment charges.
We have presented non-GAAP adjusted EBITDA because it is a key measure we use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop operating plans. In particular, we believe that the exclusion of the expenses or charges in calculating non-GAAP adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP adjusted EBITDA provides useful information to understand and evaluate our operating results.

However, our use of non-GAAP adjusted EBITDA has limitations and should not be considered in isolation or as a substitute to our financial results as reported under GAAP. Some of these limitations are as follows: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and non-GAAP adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; non-GAAP adjusted EBITDA is often considered an approximation of operating cash flow, but in our case excludes software development costs capitalized in a current period and excludes those costs as they are amortized over future periods; non-GAAP adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; non-GAAP adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation; non-GAAP adjusted EBITDA does not reflect acquisition and restructuring related expenses, the expenses capitalized for internal-use software, tax and interest expenses that may represent payments reducing the cash available to us; and other companies, including those in our industry, may calculate non-GAAP adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, our management considers non-GAAP adjusted EBITDA alongside other financial performance measures, including cash flow metrics, GAAP net income (loss) and our other GAAP results.
The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(20,773)	$(36,863)
Adjustments:
Interest expense	1,237	1,340
Income tax provision (benefit)	230	357
Amortization of intangibles	4,127	4,227
Amortization of capitalized software	2,290	1,637
Depreciation	5,847	6,002
Stock-based compensation expense	4,810	7,447
Other (income) expense, net	(194)	2,208
Restructuring expense (credit)	(199)	—
Payroll tax expense related to stock based compensation	—	19
Total adjustments	18,148	23,237
Non-GAAP adjusted EBITDA	$(2,625)	$(13,626)
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

The following table presents a reconciliation of GAAP net loss to non-GAAP adjusted net income (loss) for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(20,773)	$(36,863)
Adjustments:
Stock-based compensation expense	4,810	7,447
Amortization of intangible assets	4,127	4,227
Restructuring expense (credit)	(199)	—
Tax impact of the above items	—	90
Non-GAAP adjusted net income (loss)	$(12,035)	$(25,099)

Basic and diluted net loss per share attributable to common stockholders	$(0.48)	$(0.88)

Non-GAAP adjusted net income (loss) per diluted share	$(0.28)	$(0.60)

Weighted average shares used in computing non-GAAP adjusted net income (loss) per diluted share	43,601	41,981
Non-GAAP Operating Expenses
We define non-GAAP operating expenses as GAAP total costs and expenses (i.e., research and development, sales and marketing, general and administrative, media and other costs of revenue; we do not report a gross margin) less media costs, depreciation and amortization expense (including amortization of capitalized software development costs), impairment charges, stock-based compensation expense and related payroll taxes, and acquisition and restructuring related expense.
We have presented non-GAAP operating expenses because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop operating plans. In particular, we believe that the exclusion of the aforementioned expenses and charges in calculating non-GAAP adjusted operating expenses can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that non-GAAP operating expenses provides useful information to understand and evaluate our operating results.
Non-GAAP adjusted operating expenses has a number of limitations, including the following: although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and this measure does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; non-GAAP operating expenses does not reflect changes in, or cash requirements for, our working capital needs; non-GAAP operating expenses does not consider the potentially dilutive impact of equity-based compensation; non-GAAP operating expenses does not reflect acquisition and restructuring related expenses, the expenses capitalized for internal-use software, tax and interest expenses that may represent payments reducing the cash available to us; and other companies, including those in our industry, may calculate non-GAAP operating expenses differently, which reduces its usefulness as a comparative measure. Because of these limitations, our management considers non-GAAP operating expenses alongside other financial performance measures, including total expenses, operating cash flow and our other GAAP results.

The following table presents a reconciliation of GAAP total costs and expenses to non-GAAP operating expenses for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total costs and expenses	$124,245	$137,292
Less media costs	42,559	45,561
Adjustments:
Amortization of intangibles	4,127	4,227
Amortization of capitalized software	2,290	1,637
Depreciation	5,847	6,002
Stock-based compensation expense	4,810	7,447
Restructuring expense (credit)	(199)	—
Payroll tax expense related to stock based compensation	—	19
Total adjustments	16,875	19,332
Non-GAAP operating expenses	$64,811	$72,399

Factors Affecting Our Performance
We believe the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels we address. These markets have grown rapidly in the past several years; any acceleration, or slowing, of this growth would affect our overall performance.
A significant shift in the channel mix of digital advertising, and limitations on our ability to access inventory, could also impact our performance as we must optimize our solutions across the display (fundamentally desktop and laptop), mobile, social and video channels. We face different competitive landscapes in mobile, social and video channels. For example, at the beginning of 2015 Facebook eliminated access to the Facebook exchange platform, or "FBX," for some of their partners including us, requiring us to adapt our offering in order to continue to access some of the advertising inventory from Facebook. We adapted our technology offerings to address this change, but our sales efforts were impacted and our Facebook campaigns declined since we have shifted to buying Facebook inventory through their APIs. Facebook has continued to allow some other companies in our industry to purchase inventory through the FBX platform, which has likely put us at a competitive disadvantage. Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through real-time bidding, or "RTB." Our DSP offering primarily relies on having access to RTB exchanges; however, some publishers have begun to remove their advertising inventory from RTB exchanges, notably the FBX restrictions noted above and changes to Google’s YouTube video inventory availability beginning in 2016 that eliminated our access to that inventory from RTB exchanges.
Ability to Compete Effectively to Sell our Media Services and Platform Solutions
We are focused on developing direct response and brand advertising solutions for agencies, advertisers and publishers, available as our Media Services and our Platform Solutions. We believe we can offer a programmatic marketing platform that combines the functionality of our DSP with features of our DMP to enhance digital media buys across any programmatic inventory.

Our programmatic marketing platform offerings compete for digital advertising budgets with a variety of companies, including other companies with DSP offerings, agency trading desks, publishers that sell their inventory directly to agencies and advertisers, and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage, and analyze their own and third-party data. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. In July 2014, we announced an expansion of our Platform Solutions to the United States and Europe, which allows us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. To succeed, we must attract customers to our programmatic marketing platform, and establish relationships with systems integrators and other partners to integrate our functionality into their customers' marketing technology platforms.
In addition to challenges created by the emergence of agency trading desks and competing self-service platforms, our insertion order, or "IO," Media Services business has faced increased challenges within some of the major agency holding companies. These challenges include overcoming questions and objections regarding our pricing and related media cost margins, impression placements and the transparency of our results, and how our technology achieved them. To directly address these concerns, we established a strategic agency selling team to market our services to the major agency holding companies, their agencies and trading desks, and launched an initiative focused on improving transparency.
To expand our reach with advertisers we have a number of sales representatives dedicated to enterprise sales. We are also partnering with marketing software companies, system integrators and direct response agency partners to enhance our ability to gain access to senior level marketing decision makers.
Our customers have many DSP and DMP solutions and technology partners to choose from. In order to increase the adoption of our programmatic marketing platform, we are enhancing its ease of use and working on proving the value of our solutions to agency holding companies, their affiliated operating agencies and advertisers.
Expanding our Business with Higher Value Customers
In order to achieve sustainable revenue growth, we must retain spend and gain a larger amount of our current customers’ advertising budgets, and attract new, high-value customers. Over the long term, we aim to improve in each of these dimensions, but the relative focus on developing existing customers or onboarding new customers will vary over time with our product offerings, sales and service capabilities, and efficiencies.
Our active customer count was 1,530 as of March 31, 2016, slightly higher than 1,487 as of March 31, 2015. We define an active customer as an account with recognized revenue in the last three months. Thus, active customers in a given quarter include both new customers and existing customers returning to spend with us again. An active customer can either be an advertiser who uses our solution from us directly or an advertiser who purchases our solution through an advertising agency or other third party. We count all advertisers within a single corporate structure as one active customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with us.

We define our revenue retention rate with respect to a given twelve-month period as (i) the revenue recognized during such period from customers that contributed to revenue recognized in the prior twelve-month period divided by (ii) total revenue recognized in the prior twelve-month period. The revenue retention rate for retained customers was 92% for the twelve months ended March 31, 2016 and 98%, 115%, 121%, and 128% for each of the twelve months ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

Our new customers generally spend less than customers that have used our solution for longer periods of time. We also experienced decreased spending in recent periods by some of our larger customers, as measured by the amount of spend, when compared to the same period in prior fiscal years. In our experience, some of these customers reduced or eliminated spend with us in favor of self-service platforms, agency trading desks, or other media strategies. Adding new customers that tend to spend less and declining spend from some larger customers, along with customer turnover, has contributed to the declining rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013.

Moving forward, our strategy is to focus on expanding our business with a smaller set of larger, higher value customers rather than expanding our customer count. Accordingly, a key measure for us will be revenue from our top 50 and 250 customers, rather than the number of "active customers" and "revenue retention" rate. During the three months ended March 31, 2016, revenue from our top 50 customers was 49% of total revenue, compared to 47% in the first quarter of fiscal year 2015. During the three months ended March 31, 2016, revenue from our top 250 customers was 80% of total revenue, compared to 79% in the first quarter of fiscal year 2015.

We believe that expanding our business with higher value customers, rather than our ability to increase the number of total active customers will be an important indicator of our ability to grow our business and achieve profitability through scale. Our goal is to increase our revenue period-over-period, and to increase the percentage of that revenue represented by these two customer sets.
Ability to Grow Programmatic Advertising for Video Brand Campaigns

Our DSP solutions are designed to optimize campaigns for direct response and brand advertisers by generating specific consumer responses, generally defined as cost-per-action goals, and to drive brand awareness, generally defined as cost-per-click or brand survey goals. Historically, we have defined campaigns with cost-per-click, survey based optimization, and video completion goals as brand campaigns, which contributed approximately a quarter of our revenue in fiscal year 2015. In the first quarter of fiscal year 2016, the revenue split between cost-per-action, or direct response campaigns, and campaigns with brand objectives was approximately 80 percent to 20 percent.
The digital advertising industry is rapidly adopting programmatic buying for video advertising and programmatic TV, or "pTV," which is dominated by brand campaigns. To measure our success in brand, going forward, we will categorize and report video and pTV campaigns as brand, and report all non-video or non-pTV campaigns as direct-response. We expect the demand for programmatic brand advertising to expand quickly, and thus to continue our strategic focus on this opportunity. Under this categorization in the first quarter of fiscal year 2016, the revenue split between direct-response and video brand was approximately 92% to 8%, compared to 95% to 5% in the first quarter of fiscal year 2015.
Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings and infrastructure to address the needs of our target markets, including offering our DMP and DSP as Media Services or Platform Solutions.
As part of this growth strategy, during 2014, we added sales, marketing, operations and customer support personnel. Our growth strategy also included continuing to invest in research and development to enhance our solutions, integrate our and [x+1]'s technology platforms and create additional offerings. As a result in part of these investments in resources and growth, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue. In 2015, we focused on streamlining our customer service, operations, account management, IT, and general and administrative areas with a goal of reducing the cost of those functions as a percentage of revenue in future periods, while maintaining our ability to service customers. As part of this effort, we reduced our workforce approximately 11% and implemented other cost reduction measures, recording $7.4 million in restructuring charges in fiscal year 2015. Since then, employee attrition, including attrition in engineering talent supporting both our DMP and DSP solutions, and the resulting influx of new leaders and other employees in 2015 and 2016 has impacted our efficiency across the company as we expend the time and resources necessary to recruit and retain our talent, restructure our organizations, and train new employees.
We have experienced a continuing decline in our revenue growth rate in North America since the third quarter of 2013. In the short term, we expect our revenue to continue to be impacted as we refine our agency and enterprise sales capabilities. Looking ahead, we will focus on achieving revenue growth by focusing our sales efforts on fewer, higher value customers, and by increasing the adoption of our Platform Solutions by agencies and direct customers.
Our capital expenditures for property and equipment were $11.5 million during fiscal year 2015 as we completed the majority of our facilities. We expect these expenditures to decline in fiscal year 2016. To minimize the upfront cash investment required to scale our data centers, we intend to utilize capital leasing facilities, if available, to finance our data center hardware needs throughout 2016.
Mix
Our strategy to offer our programmatic marketing platform has had, and we expect will continue to have, an impact on our revenue mix, margins and profitability. Media Services agreements, in the form of insertion order (“IOs”), typically have a term of a few weeks to months, and are most often priced on a cost-per-thousand impressions basis with the media spend optimized through our AI technology and big data management systems. Platform Solutions agreements, on the other hand, have longer terms to use the technology at a predetermined percentage of media spend, which may vary based on volume. The media margin in these arrangements is typically materially lower than for Media Services. Our customers can acquire and operate the technology themselves or obtain supporting services from us. Our operating costs are typically higher up front as we train and assist our customers adopting our programmatic marketing platform and as they increase the number of campaigns run on it, but we expect such costs to decline over time as our customers learn to self-serve or agree to pay us additional services fees for assistance we provide on a longer term basis. Our success in our Platform Solutions strategy depends upon our ability to train our platform customers quickly and efficiently, to charge for services required over time, and to drive the volume of campaigns these customers run through our systems.
Working Capital
In all of our Media Services business and substantially all of our Platform Solutions business, we make media purchases to run our customers' advertising campaigns. In our industry, agencies and advertisers typically pay more slowly than we are required to make payments to media providers, resulting in payment terms that are approximately one-half of collection times. Our goal is to grow our business, but to do so will require either that we better align our collection and payment terms, or obtain additional capital to support this working capital requirement.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Despite the seasonal nature of our revenue, many of our costs, such as headcount-related expenses, depreciation and amortization, and facilities costs, are relatively fixed in the short term and do not follow these same seasonal trends.
Components of Our Results of Operations
Revenue
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through video and social channels. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. To a lesser extent we generate revenue from license fees to access our DMP and DSP offerings and related professional services, which are generally recognized over the term of the performance period.
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

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. In the first, second and third quarters of fiscal year 2015, we reported a sequential decline in media costs as a percentage of revenue as we continued to see the benefits of improvements in our AI-based targeting overall and migrated some former [x+1] DSP customers to the Rocket Fuel DSP with its higher performance targeting. Over the longer term, if we are successful with our efforts to sell Platform Solutions offerings, including our DMP and DSP, and also are successful in structuring large agency trading desk deals, we expect the resulting changes in revenue mix to impact our media costs as a percentage of total revenue.

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

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives and we will prioritize resources on the most critical projects. Consistent with GAAP mandates, we capitalize a portion of our software development costs, and amortize such costs to Other Costs of Revenue over the useful periods of the projects' lives. In fiscal 2016, we expect research and development expenses (net of amounts capitalized in software development costs) to decrease as a percentage of total revenue from fiscal year 2015 levels.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on (i) marketing our solutions to generate awareness; (ii) increasing the adoption of our solutions by existing and new advertisers and agencies. In fiscal year 2016, we expect overall sales and marketing expenses to remain relatively unchanged from fiscal year 2015 levels while we invest in selling efforts to enterprise customers and other strategic initiatives.

•
General and administrative. Our general and administrative expenses consist primarily of personnel costs associated with our executive, IT, finance, legal, human resources, compliance and other administrative functions, as well as accounting, audit and legal professional services fees, allocated costs and other corporate expenses. Other miscellaneous expenses primarily include local taxes and fees. In fiscal year 2016, we expect general and administrative expenses to remain relatively unchanged from fiscal year 2015 levels.

•
Restructuring expense. Restructuring expense is related to severance payments to employees, exit costs for excess facilities, depreciation or impairments of lease-related assets and the release of deferred rent liabilities related to terminated leases. We expect to incur additional restructuring related expenses (net of gains) in 2016.

Other Expense, Net
Interest expense. Interest expense is primarily related to our credit facility and capital leases.
Other (income) expense, net. Other (income) expense—net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our cash and accounts receivable that are denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, British pound and the Euro. As our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business.
Income Tax Provision (Benefit)
Income tax provision (benefit) consists primarily of income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we maintain a full valuation allowance against most of our deferred tax assets. We expect to maintain this valuation allowance at least in the near term.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands, except loss per share):

	Three Months Ended
	March 31,
	2016	2015
Consolidated Statements of Operations Data:
Revenue	$104,745	$104,334
Costs and expenses:
Media cost	42,559	45,561
Other cost of revenue (1)	20,085	19,956
Research and development (1)	10,639	11,323
Sales and marketing (1)	36,840	42,878
General and administrative (1)	14,321	17,574
Restructuring	(199)	—
Total costs and expenses	124,245	137,292
Operating loss	(19,500)	(32,958)
Interest expense	1,237	1,340
Other (income) expense, net	(194)	2,208
Loss before income taxes	(20,543)	(36,506)
Income tax (benefit) provision	230	357
Net loss	$(20,773)	$(36,863)

Net loss per share, basic and diluted	$(0.48)	$(0.88)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Other cost of revenue	$530	$625
Research and development	1,365	2,247
Sales and marketing	1,489	2,831
General and administrative	1,426	1,744
Total	$4,810	$7,447

	Three Months Ended
	March 31,
	2016	2015
Consolidated Statements of Operations Data Percentage of Revenue: *
Revenue	100%	100%
Costs and expenses:
Media cost	41	44
Other cost of revenue	19	19
Research and development	10	11
Sales and marketing	35	41
General and administrative	14	17
Restructuring	—	—
Total costs and expenses	119	132
Operating loss	(19)	(32)
Interest expense	1	1
Other (income) expense, net	—	2
Loss before income taxes	(20)	(35)
Income tax (benefit) provision	—	—
Net loss	(20)%	(35)%

*	Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except percentages)
Revenue	$104,745	$104,334	—%
Revenue slightly increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Adding new customers that tend to spend less, and declining spend from some larger customers, along with some customer turnover, have contributed to the declining rate of year-over-year revenue growth on a percentage basis since the third quarter of 2013. Media Services represented 84% and 94% of revenue and Platform Solutions was 16% and 6% of revenue for the three months ended March 31, 2016 and 2015, respectively. Revenue derived from agencies and other channel partners was 71% and 76% of revenue and revenue from Platform Solutions was 29% and 24% of revenue for the three months ended March 31, 2016 and 2015, respectively. Revenue from display channel was 62% and 60% of revenue and revenue from other channels was 38% and 40% of revenue for the three months ended March 31, 2016 and 2015, respectively. This decrease is due in part to the Company’s transition from the Facebook exchange (FBX) to Facebook’s API for the purchase of Facebook inventory in the first half of 2015. The mobile channel was 26% of revenue for the three months ended March 31, 2016, followed by the video channel and then the social channel.
The slight increase in revenue was partially attributable to an increase in the number of active customers. Our active customer count was 1,530 (1,266 with channel partners and 264 with direct advertisers) as of March 31, 2016, slightly higher than 1,487 as of March 31, 2015 (1,149 with channel partners and 338 with direct advertisers). This increase was partially offset by, among other factors, a decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. The number of campaigns that ran across our platforms increased by 11% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The volume of impressions delivered increased by 13% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The average cost per mille (or cost per thousand impressions), or "CPM," decreased by 11%. Revenue from outside of North America increased by 23% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Revenue from outside of North America, as a percentage of revenue, increased to 19% from 15% between the three months ended March 31, 2016 and 2015, respectively.

Media Cost and Other Cost of Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except percentages)
Media cost	$42,559	$45,561	(7)%
Other cost of revenue	$20,085	$19,956	1%
Headcount (at period end)	166	181	(8)%
Media costs decreased by $3.0 million, or 7%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 to approximately 41% of revenue from 44% of revenue for the three months ended March 31, 2016 and 2015, respectively, primarily due to the transition of former X+1 customer campaigns to the Rocket Fuel DSP.
Other cost of revenue increased slightly by $0.1 million or 1%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Amortization of capitalized internal-use software was $2.3 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. This increase was partially offset by a decrease in personnel expense resulting from lower average headcount.
Research and Development

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except percentages)
Research and development	$10,639	$11,323	(6)%
Percent of revenue	10%	11%
Headcount (at period end)	152	193	(21)%
Research and development expense decreased by $0.7 million, or 6%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to a decrease in personnel expense from a reduction in average headcount, coupled with an increase in capitalization of internal-use software development.
We capitalized internal-use software development costs of $3.6 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase was due to increased use of contractors devoted to internal-use software development.
Sales and Marketing

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except percentages)
Sales and marketing	$36,840	$42,878	(14%)
Percent of revenue	35%	41%
Headcount (at period end)	461	641	(28)%
Sales and marketing expense decreased by $6.0 million, or 14%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to a decline in average headcount, which decreased personnel expense by $4.0 million and travel and related expense by $1.0 million.

General and Administrative

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except percentages)
General and administrative	$14,321	$17,574	(19)%
Percent of revenue	14%	17%
Headcount (at period end)	138	168	(18)%
General and administrative expense decreased by $3.3 million, or 19%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily due to the decline in average headcount, which decreased personnel and facility related allocated expenses by $3.2 million.
Restructuring

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except percentages)
Restructuring charges	$(199)	$—	n/a
Percent of revenue	—%	—%
During the three months ended March 31, 2016, the Company recorded a $0.2 million restructuring net gain as the accelerated amortization of leasehold assets of $3.5 million related to terminating our office lease in New York and severance costs of $0.4 million were more than offset by the release of deferred rent liabilities of $4.1 million.
Total workforce declined from 1,183 at March 31, 2015 to 917 at March 31, 2016, due to our reduction in workforce in the second quarter of 2015 and attrition.
Interest and Other Expense

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except percentages)
Interest expense	$1,237	$1,340	(8)%
(Gain) loss on foreign currency transactions	(196)	2,196	(109)%
Other (income) expense, net	2	12	(83)%
Total	$1,043	$3,548	(71)%
The decrease in interest and other expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, was primarily due to slight foreign currency gains from favorable exchange rate fluctuations during the three months ended March 31, 2016 versus a significant loss in the same period in 2015.
Income Tax (Benefit) Provision
We recorded an income tax expense of $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, primarily due to foreign income taxes.
Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $67.4 million, of which $1.7 million was held by our foreign subsidiaries, $62.0 million in debt obligations (net of $0.5 million in debt issuance costs, under the 2016 Loan Facility) and $18.5 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2016.
On December 31, 2014, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders, including Comerica Bank, or "Comerica", as administrative agent for the lenders (the "2014 Loan Facility"). The 2014 Loan Facility amended and restated our then-existing Amended and Restated Revolving Credit and Term Loan Agreement, dated December 20, 2013, between us, certain lenders, and Comerica as administrative agent for the lenders. The 2014 Loan Facility provided for a secured $80.0 million three year revolving credit facility, and a secured $30.0 million five-year term loan. Revolving loans may be advanced under the 2014 Loan Facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million. If the borrowing base falls below our outstanding balance under the revolving credit facility, we may not have access to additional borrowing capacity and may have to repay some of the outstanding balance.
In March 2016, we amended the 2014 Loan Facility (the "2016 Loan Facility") and terminated the term loan. On March 11, 2016, the then remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility.
The 2016 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum bank-defined EBITDA covenant (Refer to Note 6 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details), maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of March 31, 2016, we were in compliance with all covenants under the 2016 Loan Facility. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
As of March 31, 2016, we had $62.5 million of outstanding revolving loans and letters of credit had been issued amounting to $7.5 million under the 2016 Loan Facility.
    We believe that, subject to achieving our operating plan for 2016, our existing cash and cash equivalents balance and 2016 Loan Facility will enable us to meet our business requirements for at least the next twelve months. Concurrently with this filing, we have filed an S-3 registration statement covering up to $50.0 million of our common stock and other securities, including a sales agreement for an at-the-market offering enabling us to sell shares of common stock into the market over time. This sales agreement gives us the flexibility to raise up to $30.0 million. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may be forced to take additional measures to reduce expenses to offset any shortfall.
There can be no assurances that we will be able to raise additional capital through sales of equity, or through debt financing arrangements, or obtain any desired waivers or amendments of the 2016 Loan Facility on acceptable terms or at all, and the failure to do so would adversely affect our ability to achieve our business objectives. In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected. See "Risk Factors - Our credit agreement contains operating and financial covenants that restrict our business and financing activities and, in some cases, could result in an immediate requirement to repay our outstanding loans."

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(2,754)	$(4,197)
Cash flows used in investing activities	(4,379)	(7,959)
Cash flows used in financing activities	(3,955)	(2,643)
Effects of exchange rate changes on cash	(80)	(202)
Decrease in cash and cash equivalents	$(11,168)	$(15,001)
Operating Activities
Our primary source of cash from operating activities is from the collections of receivables from customer billings. Our primary use of cash in operating activities is for media costs. Cash used in operating activities is primarily influenced by the volume of sales to advertising agencies representing advertisers and to advertisers, as well as by the amount of cash we invest in personnel and infrastructure. Cash used in operating activities has typically been due to net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable.
Our collection cycles can vary from period to period based on common payment practices employed by advertising agencies. Our days sales outstanding were 95 and 97 days as of March 31, 2016 and March 31, 2015, respectively. Our contracts with advertising inventory suppliers and exchanges typically are based on industry standard payment terms which are typically shorter than our corresponding payment terms with customers. Typically, we expect that during the second and the fourth quarter of each year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to publishers and exchanges, while our customer payments may be delayed beyond the contractual terms of the customers’ invoices. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented.
For the three months ended March 31, 2016, cash used in operating activities was $2.8 million, resulting from a net loss of $20.8 million, offset by the other non-cash expenses of $22.0 million, which mainly included depreciation, amortization, stock-based compensation expense and accelerated amortization charges related to our terminated office lease in New York. These other non-cash expenses increased due to additional depreciation generated by our capital expenditures and amortization from intangible assets acquired in the [x+1] acquisition. Cash used in operating activities was further affected by the $3.9 million increase in net working capital items, most notably a decrease in accounts receivable of $14.1 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies which was more than offset by a decrease in accounts payable of $10.8 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors, a decrease in deferred rent of $3.1 million, and other items.
For the three months ended March 31, 2015, cash used in operating activities was $4.2 million, resulting from a net loss of $36.9 million, offset by non-cash expenses of $20.1 million, which mainly included depreciation, amortization and stock-based compensation expense. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth, primarily related to continued investment in our business. These were offset by $12.6 million from a reduction in net working capital items, most notably a decrease in accounts receivable of $22.5 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies, a decrease in prepaid and other assets of $5.4 million due to the collection of certain leasehold reimbursements from landlords, and an increase in deferred revenue of $2.5 million, partially offset by a decrease in accounts payable of $14.8 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors and a decrease in accrued and other liabilities of $4.3 million related to the timing of payments.

Investing Activities
During the three months ended March 31, 2016, investing activities primarily consisted of $1.8 million of capital expenditures for facilities, equipment and software and $2.9 million of capitalized internal-use software. We expect some facilities-related capital expenditures for the remainder of the year mainly to outfit our new office space in New York city.
During the three months ended March 31, 2015, investing activities primarily consisted of $5.5 million of capital expenditures in the form of purchases of facilities, equipment and software and $3.1 million of capitalized internal-use software.
Financing Activities
During the three months ended March 31, 2016, cash used in financing activities was $4.0 million, consisting primarily of $2.1 million in payments, inclusive of debt issuance costs, towards our capital lease obligations as well as the net payments towards the term loan under our 2016 Loan Facility of $1.7 million.
During the three months ended March 31, 2015, cash used in financing activities was $2.6 million, consisting primarily of $1.5 million in payments towards our 2016 Loan Facility, as well as $1.1 million in payments towards our capital lease obligations.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 31, 2016 or December 31, 2015 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of March 31, 2016, our principal commitments consisted of obligations under the 2016 Loan Facility, our operating leases for our offices, as well as capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of March 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$89,259	$17,205	$31,213	$21,341	$19,500
Capital lease obligations	18,516	8,723	9,539	254	—
Revolving credit facility (1)	62,500	—	62,500	—	—
Total minimum payments	$170,275	$25,928	$103,252	$21,595	$19,500

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2016 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to 3.31%, as of March 31, 2016, and has a final maturity date in December 2017.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Critical Accounting Policies, Estimates and Judgments
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or "GAAP." The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions, estimates and judgments associated with revenue recognition, allowances for doubtful accounts and returns, internal-use software development costs, income taxes, stock-based compensation expense and impairment of goodwill and intangible assets have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our condensed consolidated financial statements. The critical accounting policies, estimates and judgments are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no changes or updates to our critical accounting policies since the end of fiscal year 2015.

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
In addition, gains or losses from the translation of certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in the foreign currency exchange rates of 10 percent, would result in a foreign currency loss of approximately $3.0 million on foreign-denominated balances, excluding our intercompany loans with our subsidiaries, at March 31, 2016. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The phrase "disclosure controls and procedures" (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act)refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decision regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings.
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
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL , and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions are based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants our board of directors at the time of filings and certain then-current and former executives. The Veloso action has been related to the In re Rocket Fuel Securities Litigation and motions to relate the other actions are pending. The four purported verified shareholder derivative complaints were consolidated by the court in March 2016, and a compliant in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016.
On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action is Lunam v. William Ericson, et. al., Case No. CGC-16-551209.

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
We incurred net losses of $210.5 million, $64.3 million and $20.9 million for the years ended December 31, 2015, 2014 and 2013, respectively and a net loss of $20.8 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $340.1 million. We may not achieve profitability in the foreseeable future, if at all. For example, in 2015 our operating expenses increased more rapidly than our revenue primarily due to non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and corresponding adjustments to physical facilities. Our operating expenses are largely based on personnel and facilities, and are relatively fixed in the short term. Hence, our operating expenses increased more rapidly than our revenue in 2014, primarily due to a shortfall in our revenue compared to our forecasts combined with substantial continued investments we were making in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations.
We now sell Platform Solutions in addition to Media Services. Some of these sales may result in the deferral of platform revenues over the term of the subscription. However, our sales costs, including commissions on such sales, will generally be incurred up front, which could result in additional losses as we ramp this business, even though the aggregate revenues from such activities exceed the associated aggregate costs of acquiring and providing such services over the full course of the term.
In order to achieve sustained profitability and positive cash flow, we must change our operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. Our bank covenants require us to improve our bank-defined EBITDA (as defined in Note 6 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q) results materially over the course of fiscal year 2016. If we fail to achieve such improvements, the banks could revoke our loans. Any future losses will continue to impair our liquidity, which could ultimately cause us to become insolvent. Furthermore, our goal to grow our business will require either that we improve our working capital management, by better aligning the time it takes to collect on customer invoices with our vendor payment terms, which are typically shorter, or obtain additional capital to support this working capital requirement. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
We have experienced a slowing rate of revenue growth since the third quarter of 2013. During the third quarter of 2015, revenue declined compared to the second quarter of 2015; during the fourth quarter of 2015, revenue declined compared to the fourth quarter of 2014; and during the first quarter of 2016, revenue was essentially flat compared to the first quarter of 2015. Our revenue growth will continue to suffer if we do not improve our capabilities to attract key former and potential customers, retain our customers and sell more solutions to these customers.
In the short term, we expect our revenue growth to continue to be impacted as we continue building our enterprise sales capabilities and as we continue to hire new sales personnel, including senior sales leaders, who require time to become productive.

To sustain or increase our revenue longer-term, we must add and retain new customers and encourage longer-term customers to purchase additional offerings from us, including our newer enterprise solutions. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality has been and could continue to be challenged. Some advertisers that are repeat users of our Media Services have increased their spending over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. Since 2014, we have been experiencing fluctuations in average customer spend, as well as the loss of, or decline in spend by, some of our larger customers. If we are unable to reverse this trend, continue to attract more new customers and obtain additional business from existing customers, our revenue and operating results will continue to be adversely affected.
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
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. Since 2014, we have been experiencing declines in revenue from some customers that directed more spend through agency trading desks that did not use our Media Services. Our ability to compete successfully and return to consistent revenue growth will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks.
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
In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements. In April 2015 we committed to a plan intended to improve our operational efficiency. This plan included a reduction of approximately 11% of our workforce that was completed during the second quarter of 2015, and other cost reduction measures that extended throughout 2015. As we have taken and continue to take actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions have resulted and could result in disruptions to our operations and our workforce, and adversely affect our business. In particular, higher voluntary attrition, and the resulting influx of new leaders and other employees, has impacted our efficiency across the company as we expend the time and resources necessary to recruit and retain talent, restructure our organizations, and train new employees.
Expense reduction and greater operational efficiency continue to be priorities in 2016. To effectively manage our business and operations with fewer employees, we have spent and may need to continue spending significant resources to further automate our business processes, improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

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
Our entry into the market for our Platform Solutions is relatively new, and if we are not recognized as a technology company that can deliver effective, reliable and secure platform solutions to enterprise clients and agencies, then our prospects and clients may be unwilling to use our solutions and our business will suffer.

As we expand our offerings to include our Platform Solutions for enterprise clients and agencies, we must develop new skills that are critical to delivering such offerings, and invest significantly in training employees to support a the business model and the long term enterprise client relationships that we want to maintain and further develop. We must expand our expertise in technologies required for those offerings, and develop a reputation for regularly developing and delivering software updates and new features to enterprise clients. We must continue to develop and provide an easy to use, intuitive user interface for our solutions and provide robust client training programs and professional services to support our clients’ use of our platform. In addition, we must have skilled sales and customer service employees that are capable of working with clients to assess their use of our platform. We must be able to develop and execute product roadmaps for clients to facilitate ongoing software feature development and ensure continued client use of our platform offerings, including the use of our technology for purchasing digital media for advertising and implementing marketing campaigns. We must also provide a secure infrastructure that clients trust to house their customer data, devote significant resources to cyber and physical security, and regularly test, audit, and augment our security protocols and practices.
Because the sales cycle for enterprise solutions can be long and unpredictable and requires considerable time and expense, and client relationships may take a long time to grow and mature, it may be many quarters or years before we know whether our investment in these solutions will be a profitable business for us. If we do not develop and maintain a good reputation as an enterprise solutions provider, and we are not successful in generating revenue from these solutions and the resulting enterprise client relationships, then we may not recoup our investments in the these solutions, and our results of operations will be harmed.
We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. In implementing our business strategy, we may decide to, or need to, engage in public or private equity, equity-linked or debt financings to secure additional funds to strengthen our balance sheet, and support our business plans through the end of this year and into 2017. Concurrently with this filing, we have filed an S-3 registration statement, supplemental prospectus, and entered into a sales agreement for an at-the-market offering enabling us to sell common shares into the market over time . If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to complete equity offerings or obtain additional financing on terms favorable to us, if at all. If we are unable to obtain capital on terms satisfactory to us when we require it, our ability to support business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.
Our credit agreement contains operating and financial covenants that restrict our business and financing activities and, in some cases, could result in an immediate requirement to repay our outstanding loans.
Borrowings under our credit agreement with certain lenders and Comerica Bank, or "Comerica," as agent for the lenders, are secured by substantially all of our assets, including our intellectual property. (See Note 6 of the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed description of this agreement.) Our credit agreement also restricts our ability to, among other things:

•	dispose of or sell our assets;

•	make material changes in our business or management;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments, including capital expenditures;

•	enter into transactions with affiliates; and

•	pay off or redeem subordinated indebtedness.
These restrictions are subject to certain exceptions. In addition, our credit agreement requires us to comply with minimum bank-defined EBITDA (as defined in Note 6 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q) covenants, maintain minimum cash balances with the lenders and maintain minimum liquidity ratios, among other requirements, and gives the lenders the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million.
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
We promoted E. Randolph Wootton III from chief revenue officer for North America to chief executive officer, or "CEO," in November 2015. In March 2016, Rex S. Jackson joined the Company as chief financial officer, or "CFO". We also hired additional senior leaders in 2015 and early 2016 including a new chief marketing officer and a chief customer officer and other sales and business development roles. Our future success depends upon us successfully integrating Mr. Wootton and Mr. Jackson and our other leaders into their new roles, as well as our ability to attract and retain additional management team members and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.

Over the past year we have experienced significant turnover within our executive team. George John, co-founder and former CEO and chairman of our board of directors, David Sankaran, CFO, and Abhinav Gupta, our former vice president of engineering, left the company in the fourth quarter of 2015. Dominic Trigg, our senior vice president and general manager, EMEA, resigned as an employee in March 2016 (although he continues to provide services to the Company as a consultant). Manu Thapar, our senior vice president of research and development, left the Company in April 2016. Since November 2014, we have hired several senior executives as well as others in senior leadership roles. We have open positions on our executive and senior leadership teams and throughout the Company for which we are seeking qualified applicants, and we have made organizational changes in many functions, including sales and engineering. Our future success depends on the swift and effective integration of all new executives and other employees into our business operations and company culture. None of our executives or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.
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
As of March 31, 2016, we had $67.4 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
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
If the use of 'third party cookies' is rejected by Internet users, or potentially unfavorable "Do Not Track" standards or government regulations are created, our performance could decline and we could lose advertisers and revenue.
We use "cookies" (small text files) to gather important data to help deliver our solution. These cookies are placed through an Internet browser on an Internet user's device and correspond to a data set that we keep on our servers. Our cookies are known as “third party” cookies because we do not have a direct relationship with the Internet user. Our cookies collect anonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertisers' websites. We use these cookies for reasons such as to help us achieve our advertisers' campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement too frequently, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies to help us decide whether to bid on, and how much to bid on, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser’s campaign, and undermine the effectiveness of our solution.
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
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a "Do Not Track" setting. In the past, Microsoft’s Internet Explorer 10 included a "Do Not Track" setting that was selected "on" by default. However, there is no definition of "tracking," no consensus regarding what message is conveyed by a "Do Not Track" setting and no industry standards regarding how to respond to a "Do Not Track" preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to the same Do Not Track policy standard that we must adhere to, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The "Do-Not-Track Online Act of 2015" was introduced in the United States Senate in December 2015. If a "Do Not Track" web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a "Do Not Track" signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
In the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. The General Data Protection Regulation, which was ratified in December 2015 and adopted by the Council of Europe and the European Parliament in April 2016,, is being readied for implementation in the European Union. The General Data Protection Regulation is an EU-wide regulation, which would be enforced in all member states, that could restrict how data is collected in the EU, what type of user consent must be obtained prior to data collection, and other rules related to the collection, storage and usage of data gathered from EU citizens. If enacted into law, possible new rules regarding data collection could limit or change the way we collect information, and could have a negative impact on our ability to optimize our clients' advertising campaigns.

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

Our solutions are primarily dependent on advertisers purchasing display advertising. A decrease in the use of display advertising, would harm our business, growth prospects, financial condition and results of operations.
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

Suppliers control the bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on our use of their inventory, including restrictions that prohibit the placement of advertisements on behalf of certain advertisers. In 2015 Facebook eliminated our access to the Facebook exchange platform, or FBX. This required us to adapt our offering in order to continue to access advertising inventory from Facebook but our access does not appear to be as effective as direct access to FBX. Google also announced changes to YouTube video inventory availability beginning in 2016 that eliminated our access to video inventory on YouTube through real-time bidding exchanges.
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
Currently, our social media offering is almost entirely limited to Facebook’s platform. As a result, our ability to grow revenue in the social channel is directly tied to the availability of Facebook ad inventory. We historically accessed Facebook inventory through FBX, which was launched in the second half of 2012. Since April 2015, we no longer have access to Facebook's FBX platform, though Facebook allows other companies in our industry to purchase inventory through the FBX platform. This could put us at a competitive disadvantage. We instead access Facebook inventory (including Facebook mobile and video inventory) through an application program interface, or API. If we are unable to compete favorably for advertising inventory on Facebook through the API, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that have access to FBX inventory in addition to the Facebook APIs, have access to advertising opportunities on social media platforms other than Facebook or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on Facebook, integrate with social media platforms that may become more available and/or more popular in the future or otherwise find alternative sources of quality social media inventory, our business could be harmed.
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
Through the first quarter of 2015, we had undergone rapid, continuous growth in our employee base. However, in April 2015 we announced a reduction in force affecting approximately 11% of our employee base. We had 917 employees (728 in the United States and 189 employees overseas) as of March 31, 2016, compared with 1,183 employees (1,009 and 174 employees in the United States and overseas, respectively), as of March 31, 2015. Both rapid growth and layoffs can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.

We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. As of March 31, 2016, two agency holding companies, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past and could in the future, cause us to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We use anonymous and pseudonymous data to buy media for, target and effectively optimize our clients' marketing campaigns. We do not knowingly collect personally identifiable information (PII), allow our clients to send us PII or store PII in our platform. It is possible that the definition of PII that government regulatory bodies operate under may be modified or expanded in markets where we does business. If this occurs, and if we can no longer collect or use specific types of data in markets where we previously had access to it, the performance of our clients' marketing campaigns may suffer and our ability to efficiently and cost-effectively purchase media may be adversely affected. These possible changes could impact revenue and other results of operations.
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
The Safe Harbor Framework, which is an agreement negotiated by the United States Department of Commerce with the European Union, allows US-based companies to transfer personal data about European citizens from the EU to the United States, after the US-based company has certified compliance with the Safe Harbor with the US Department of Commerce. When companies certify that they are compliant with the Safe Harbor, they are reporting that they comply with specific obligations and practices detailed in the Framework. We are a Safe Harbor certified company in good standing. However, in 2016, the United States Department of Commerce and the European Union released an update to the Safe Harbor Framework, which is called Privacy Shield. Some of the requirements in the new Privacy Shield Framework are new obligations for companies that wish to certify. The steps that will allow US companies to certify compliance with the Privacy Shield Framework are not yet finalized. It is possible that the indeterminate status of the previous Safe Harbor Framework and new Privacy Shield Framework may result in the reluctance of EU clients to do business with us.

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
When we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the "JOBS Act," we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. We will need to disclose any material weaknesses (as defined by SEC rules) in our internal controls over financial reporting that are identified by our management, as well as provide a statement that our independent registered public accounting firm has issued an opinion on our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until our first annual report filed with the SEC following the later of (i) the date we are deemed to be a "large accelerated filer," as defined in the Exchange Act, or (ii) the date we are no longer an emerging growth company.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through March 31, 2016, our common stock has ranged in price from a low of $2.61 to a high of $71.89. These fluctuations have caused many stockholders to suffer declines in the value of their investment in our common stock. Factors that could cause further fluctuations in the trading price of our common stock include the following:

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
Our stock price has been volatile and has declined since our initial public offering in September 2013. On September 3, 2014, a stockholder class action lawsuit was filed against us, certain of our officers and certain underwriters of our initial public offering in September 2013 and our follow-on offering in January 2014. On September 10, 2014, a substantively similar lawsuit was filed, adding our board of directors and additional underwriters as defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to the registration statements and prospectuses for our initial and follow-on public offerings, and seek unspecified compensatory damages and other relief. A consolidated complaint was filed on February 27, 2015. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the Court granted in part and denied in part the defendants’ motions to dismiss. For more information, see Part II, Item 1, "Legal Proceedings." Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, financial condition and results of operations.
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
The concentration of our capital stock ownership could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 45.2% of the outstanding shares of our common stock based on the number of shares outstanding as of March 31, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The requirements of being a public company may strain our resources, and divert our management’s attention.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through March 31, 2016. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	167	$6.58	—	—
February 1 - February 29, 2016	—	—	—	—
March 1 - March 31, 2016	—	—	—	—
Total	167	$6.58	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Entry into a Material Definitive Agreement

On May 10, 2016, the Company entered into a Controlled Equity OfferingSM sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co., as sales agent ("Cantor Fitzgerald"), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $30.0 million. The Company currently expects to use the net proceeds from the at-the-market offering, if any, for general corporate purposes, including working capital, capital expenditures and other corporate expenses.

The Company is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the NASDAQ Global Select Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an "at the market offering" as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions with the Company's prior consent. Cantor Fitzgerald's obligations to sell shares under the Sales Agreement are subject to satisfaction of certain conditions, including the effectiveness of the registration statement on Form S-3 filed by the Company with the U.S. Securities and Exchange Commission on May 10, 2016. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Cantor Fitzgerald with customary indemnification and contribution rights. The Company has also agreed to reimburse Cantor Fitzgerald for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the Sales Agreement.

The Sales Agreement may be terminated by Cantor Fitzgerald or the Company at any time upon notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which the Company filed with its registration statement on Form S-3 on May 10, 2016.

Shares sold under the Sales Agreement will be issued pursuant to the Company's registration statement on Form S-3 and the sales agreement prospectus that forms a part of such registration statement, following such time as the registration statement is declared effective by the SEC. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the Sales Agreement, nor shall there be any sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2016

ROCKET FUEL INC.
By:	/s/ Rex S. Jackson
Rex S. Jackson
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1*	Rocket Fuel Inc. Outside Director Compensation Policy	8-K	001-36071	10.1	1/21/2016
10.2*	The Registrant's Outside Director Compensation Policy, as amended through March 10, 2016	10-K	001-36071	10.35	3/14/2016
10.3*	The Registrant's 2013 Employee Stock Purchase Plan, as amended through March 9, 2016	10-K	001-36071	10.36	3/14/2016
10.4*	The Registrant's 2016 Inducement Equity Incentive Plan, as adopted effective March 4, 2016	10-K	001-36071	10.37	3/14/2016
10.5	Second Amendment dated March 10, 2016 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.38	3/14/2016
10.6*	Amendment No. One, dated January 25, 2016, to the Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-K	001-36071	10.39	3/14/2016
10.7*	Offer Letter between the Registrant and Rex Jackson dated February 12, 2016	10-K	001-36071	10.40	3/14/2016
10.8*	Service Agreement between Dominic Trigg and the Registrant dated August 1, 2011					X
10.9*	Management Retention Agreement between the Registrant and Dominic Trigg dated April 24, 2015					X
10.10*	Management Retention Agreement between the Registrant and Manu Thapar dated April 8, 2015					X

10.11*	Separation Agreement between the Registrant and Manu Thapar dated April 7, 2016	X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

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