Form 10-K/A
period 2015-12-31
Rocket Fuel Inc.
filed 2016-06-21
CIK 1477200

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

EXPLANATORY NOTE
Rocket Fuel Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original 10-K”), solely for the purpose of correcting a typographical error in Item 1. Business-Overview of Part I of the Original 10-K. The Company’s compound annual growth rate, or CAGR, was inadvertently reported as 118% since 2012 on page 7 of the Original 10-K. The correct CAGR should have been reported as 63% since 2012.
In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are attached as Exhibits 31.3 and 31.4 to this Amendment (the “Section 302 Certifications”). Because this Amendment does not contain or amend disclosure pursuant to Item 307 or 308 of Regulation S-K, paragraphs 4 and 5 of the Section 302 Certifications has been omitted.
Except as described above, no other changes have been made to the Original 10-K. Except as otherwise indicated herein, this Amendment speaks as of the date of the Original 10-K, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K. The filing of this Amendment is not an admission that the Original 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ROCKET FUEL INC.
FORM 10-K

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
For the years ended December 31, 2015, 2014, and 2013, our revenue was $461.6 million, $408.6 million, and $240.6 million, respectively, representing a compound annual growth rate, or CAGR, of 63% since 2012. The early growth in sales through 2013 and 2014 led us to make significant investments in our business, in operations, sales, marketing, research and development, customer service and general and administrative functions. Partially as a result of these investments, for the years ended December 31, 2014 and 2013, our net losses were $64.3 million and $20.9 million, respectively. In response to slowing revenue growth in 2014 and early 2015, we engaged in a variety of cost-cutting and efficiency initiatives; however, those reductions in operating expenses were more than offset by non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and corresponding adjustments to physical facilities. Thus, we incurred a net loss of $210.5 million for the year ended December 31, 2015.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of exhibits listed on the Exhibit Index immediately following the signature page of this Amendment is incorporated by reference into this Item 15.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 21, 2016

ROCKET FUEL INC.
By:	/s/ E. Randolph Wootton III
E. Randolph Wootton III
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/6/2013
10.2	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.3*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.4*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
10.5	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect	S-1/A	333-190695	10.4	9/3/2013
10.6	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-109695	10.5	9/3/2013
10.7	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-109695	10.6	9/3/2013
10.8	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	10-K	001-36071	10.6	2/28/2014
10.9*	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013
10.10*	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.8	8/16/2013
10.11*	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.9	9/3/2013

10.12*	Executive Incentive Compensation Plan	S-1/A	333-109695	10.10	8/16/2013
10.13*	Outside Director Compensation Policy	S-1/A	333-109695	10.11	9/3/2013
10.14	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1/A	333-109695	10.12	8/16/2013
10.15	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1/A	333-109695	10.13	8/16/2013
10.16	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1/A	333-109695	10.14	8/16/2013
10.17	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1/A	333-109695	10.16	8/16/2013
10.18	Fifth Amended and Restated Investors' Rights Agreements, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A thereto	S-3	333-199901	99.1	11/6/2014
10.19*	Employment Offer Letter between Rocket Fuel Inc. and David Sankaran dated as of December 6, 2014	8-K	001-36071	10.1	12/15/2014
10.20	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 31, 2014, by and among the Registrant, the lenders that are parties thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.21*	Employment Offer Letter between Rocket Fuel Inc. and Manu Thapar dated as of November 16, 2014	10-K	001-36071	10.20	3/16/2015
10.22	Amendment dated March 13, 2015 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.21	3/16/2015
10.23*	Interim CEO Offer Letter between the Registrant and Monte Zweben, dated March 23, 2015	10-Q	001-36071	10.22	5/8/2015
10.24*	Letter Agreement between the Registrant and David Sankaran regarding relocation assistance dated March 17, 2015	10-Q	001-36071	10.23	5/8/2015
10.25*	Management Retention Agreement (Interim CEO) between the Registrant and Monte Zweben dated April 8, 2015	10-Q	001-36071	10.24	5/8/2015
10.26*	Management Retention Agreement between the Registrant and George John dated May 4, 2015	10-Q	001-36071	10.25	5/8/2015
10.27*	Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-Q	001-36071	10.26	5/8/2015
10.28*	Management Retention Agreement between the Registrant and David Sankaran dated April 7, 2015	10-Q	001-36071	10.27	5/8/2015

10.29*	Management Retention Agreement between the Registrant and Abhinav Gupta dated April 21, 2015	10-Q	001-36071	10.28	5/8/2015
10.30*	Offer Letter between the Registrant and E. Randolph Wootton III dated November 1, 2015	10-K	001-36071	10.30	3/14/2016
10.31*	Management Retention Agreement between the Registrant and Randy Wootton dated April 8, 2015	10-K	001-36071	10.31	3/14/2016
10.32*	Separation and Release Agreement between the Registrant and David Sankaran dated November 4, 2015	10-K	001-36071	10.32	3/14/2016
10.33	Consulting Agreement between the Registrant and FLG Partners effective October 29, 2015	10-K	001-36071	10.33	3/14/2016
10.34*	Separation Agreement between the Registrant and George H. John dated November 11, 2015	10-K	001-36071	10.34	3/14/2016
10.35*	The Registrant's Outside Director Compensation Policy, as amended through March 10, 2016	10-K	001-36071	10.35	3/14/2016
10.36*	The Registrant's 2013 Employee Stock Purchase Plan, as amended through March 9, 2016	10-K	001-36071	10.36	3/14/2016
10.37*	The Registrant's 2016 Inducement Equity Incentive Plan, as adopted effective March 4, 2016	10-K	001-36071	10.37	3/14/2016
10.38	Second Amendment dated March 10, 2016 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.38	3/14/2016
10.39*	Amendment No. One, dated January 25, 2016, to the Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-K	001-36071	10.39	3/14/2016
10.40*	Offer Letter between the Registrant and Rex Jackson dated February 12, 2016	10-K	001-36071	10.40	3/14/2016
21.1	List of subsidiaries of the Registrant	10-K	001-36071	21.1	3/14/2016
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm	10-K	001-36071	23.1	3/14/2016
24.1	Power of Attorney	10-K	001-36071	24.1	3/14/2016
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36071	31.1	3/14/2016
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36071	31.2	3/14/2016

31.3	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36071	32.1	3/14/2016
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36071	32.2	3/14/2016
101.INS	XBRL Instance Document	10-K	001-36071	101.INS	3/14/2016
101.SCH	XBRL Taxonomy Schema Linkbase Document	10-K	001-36071	101.SCH	3/14/2016
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	001-36071	101.CAL	3/14/2016
101.DEF	XBRL Taxonomy Definition Linkbase Document	10-K	001-36071	101.DEF	3/14/2016
101.LAB	XBRL Taxonomy Labels Linkbase Document	10-K	001-36071	101.LAB	3/14/2016
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	001-36071	101.PRE	3/14/2016

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

(2)
The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of Rocket Fuel Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.