Form 10-Q
period 2016-06-30
Rocket Fuel Inc.
filed 2016-08-08
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes on common stock as of the latest practicable date. On July 31, 2016, there were 44,452,886 shares of the registrant's common stock, par value $0.001, outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	60
Item 3.	Defaults upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	61
	Signature	62

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$66,664	$78,560
Accounts receivable, net	114,038	124,998
Prepaid expenses	3,071	3,803
Other current assets	3,895	2,081
Total current assets	187,668	209,442
Property, equipment and software, net	68,524	82,781
Restricted cash	1,876	2,141
Intangible assets, net	42,665	50,919
Deferred tax assets, net	525	718
Other assets	1,243	1,053
Total assets	$302,501	$347,054
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$64,059	$71,292
Accrued and other current liabilities	33,745	40,734
Deferred revenue	1,988	2,116
Current portion of capital leases	8,737	8,602
Current portion of debt	62,035	45,720
Total current liabilities	170,564	168,464
Debt —Less current portion	—	17,617
Capital leases—Less current portion	8,148	11,855
Deferred rent—Less current portion	15,897	14,042
Other liabilities	1,311	1,176
Total liabilities	195,920	213,154
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value— 1,000,000,000 authorized as of June 30, 2016 and December 31, 2015; 44,438,214 and 43,567,016 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	44	44
Additional paid-in capital	463,959	453,338
Accumulated other comprehensive loss	(625)	(151)
Accumulated deficit	(356,797)	(319,331)
Total stockholders’ equity	106,581	133,900
Total liabilities and stockholders’ equity	$302,501	$347,054
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$116,968	$120,065	$221,713	$224,399
Costs and expenses:
Media costs	50,922	49,155	93,481	94,716
Other cost of revenue	20,397	19,826	40,482	39,782
Research and development	9,438	11,791	20,077	23,114
Sales and marketing	36,190	41,750	73,030	84,628
General and administrative	12,765	14,761	27,086	32,335
Restructuring	1,766	6,471	1,567	6,471
Total costs and expenses	131,478	143,754	255,723	281,046
Operating loss	(14,510)	(23,689)	(34,010)	(56,647)
Interest expense	1,032	1,045	2,269	2,385
Other (income) expense, net	866	(696)	672	1,512
Loss before income taxes	(16,408)	(24,038)	(36,951)	(60,544)
Income tax provision	285	372	515	729
Net loss	$(16,693)	$(24,410)	$(37,466)	$(61,273)
Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(0.58)	$(0.85)	$(1.45)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	44,056	42,296	43,828	42,140

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(16,693)	$(24,410)	$(37,466)	$(61,273)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(301)	116	(474)	7
Comprehensive loss	$(16,994)	$(24,294)	$(37,940)	$(61,266)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net loss	$(37,466)	$(61,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,145	24,023
Impairment of long-lived assets	1,225	2,704
Accelerated amortization of leasehold improvements	7,059	—
Stock-based compensation expense	8,892	13,881
Deferred taxes	193	(20)
Other non-cash adjustments, net	1,607	1,044
Changes in operating assets and liabilities:
Accounts receivable	10,102	15,362
Prepaid expenses and other assets	(2,209)	6,318
Accounts payable	(7,792)	(11,538)
Accrued and other liabilities	1,876	182
Deferred rent	(6,103)	890
Deferred revenue	(128)	1,338
Net cash provided by (used in) operating activities	2,401	(7,089)
Investing Activities:
Purchases of property, equipment and software	(3,055)	(10,085)
Capitalized internal-use software development costs	(5,924)	(6,048)
Proceeds from sale of property	293	—
Changes in restricted cash	39	636
Net cash used in investing activities	(8,647)	(15,497)
Financing Activities:
Proceeds from employee stock plans, net	1,080	3,139
Tax withholdings related to net share settlements of restricted stock units	(609)	(533)
Repayment of capital lease obligations	(4,218)	(2,755)
Proceeds from debt facilities, net of issuance costs	22,350	(242)
Repayment of debt	(24,000)	(3,000)
Net cash used in financing activities	(5,397)	(3,391)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(253)	(14)
Change in Cash and Cash Equivalents	(11,896)	(25,991)
Cash and Cash Equivalents—Beginning of period	78,560	107,056
Cash and Cash Equivalents—End of period	$66,664	$81,065

	Six Months Ended
	June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$384	$454
Cash paid for interest	1,937	1,921
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accruals	$2,371	$428
Property, equipment and software acquired under capital lease obligations	646	1,786
Vesting of early exercised options	25	97
Stock-based compensation capitalized in internal-use software costs	1,308	1,286
See Accompanying Notes to Condensed Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) was incorporated as a Delaware corporation on March 25, 2008. The Company is a provider of artificial-intelligence digital advertising solutions headquartered in Redwood City, California.
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

Recently Issued and Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. The amendment is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is evaluating the impact of the adoption on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09 ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU and expects no material modifications to its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10 ("ASU 2016-10"), which provides more detailed guidance on identifying performance obligations and licenses of intellectual property. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU to its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12 ("ASU 2016-12"), which provides clarification on some topics of the new revenue recognition guidance under ASC 606. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU and the adoption of ASC 606 to its consolidated financial statements and related disclosures.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016 that are of significance or potential significance to the Company, as compared to the recent accounting pronouncements described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Capitalized internal-use software costs	$45,875	$38,879
Computer hardware and software	58,821	57,827
Furniture and fixtures	12,570	13,619
Leasehold improvements	30,012	39,956
Total	147,278	150,281
Accumulated depreciation and amortization	(78,754)	(67,500)
Total property, equipment and software, net	$68,524	$82,781
Refer to Note 4 for details of the Company's capital leases.
The Company capitalized internal-use software development costs of $3.4 million and $3.9 million for the three months ended June 30, 2016 and 2015, respectively, and $7.0 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense of internal-use software costs was $2.7 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $5.0 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.
Total depreciation and amortization expense related to property, equipment and software, exclusive of the amortization of capitalized internal-use software costs, was $6.0 million and $6.1 million for the three months ended June 30, 2016 and 2015, respectively, and $11.9 million and $12.1 million for the six months ended June 30, 2016 and 2015, respectively.
In addition, in the three and six months ended June 30, 2016, the Company recorded impairment and accelerated amortization of leasehold improvements and furniture and fixtures of $4.8 million and $8.3 million, respectively, primarily related to its terminated office lease in New York in connection with its restructuring activities. Refer to Note 5 for details of the Company's restructuring costs.

NOTE 3.	BUSINESS COMBINATIONS
Acquisitions in Fiscal Year 2014

On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owns X Plus One Solutions, Inc. known in the industry as [x+1] ("[x+1]"). Management believed the acquisition of [x+1] would significantly expand the market opportunity and help accelerate the Company’s entry into the digital marketing enterprise software-as-a-service ("SaaS") market. The total purchase consideration was as follows (in thousands):

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

			June 30, 2016			December 31, 2015
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(21,091)	$21,009	$42,100	$(15,295)	$26,805
Customer relationships	7-8	27,700	(6,306)	21,394	27,700	(4,573)	23,127
Trademarks	5	2,000	(2,000)	—	2,000	(2,000)	—
Non-compete agreements	2	2,900	(2,638)	262	2,900	(1,913)	987
Total		$74,700	(32,035)	42,665	$74,700	$(23,781)	$50,919
Total amortization expense related to intangible assets acquired in the business combination with [x+1] was $4.1 million and $4.2 million for the three months ended June 30, 2016 and 2015, respectively, and $8.3 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively. During the third quarter of 2015, the Company accelerated the amortization of the trademark assets, recording $1.6 million in additional amortization expense due to a change of its useful life.

NOTE 4.	CAPITAL LEASES
Property, equipment and software includes hardware and software related to our data centers, which are typically acquired under capital lease agreements. The remaining future minimum lease payments under these non-cancelable capital leases as of June 30, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2016 (remaining 6 months)	$4,902
2017	8,006
2018	4,510
2019	558
2020	84
Total minimum lease payments	$18,060
Less: amount representing interest and taxes	(1,175)
Less: current portion of minimum lease payments	(8,737)
Capital lease obligations, net of current portion	$8,148

NOTE 5.	RESTRUCTURING COSTS
During the three months ended June 30, 2016, the Company recorded$1.8 million in restructuring expenses, net of credits, consisting of accelerated amortization and impairment of leasehold and other assets of $4.8 million, $0.4 million of moving costs, primarily related to the termination and sublease of certain office spaces, and severance costs of $0.8 million. These expenses were partially offset by the release of deferred rent liabilities of $4.2 million related to the aforementioned office spaces. As of June 30, 2016, $0.4 million of severance costs remained unpaid.
During the six months ended June 30, 2016, the Company recorded $1.6 million of restructuring expenses, net of credits, consisting of accelerated amortization and impairment of leasehold and other assets of $8.3 million and $0.4 million of moving costs, primarily related to the termination and sublease of certain office spaces, and severance costs of $1.2 million; partially offset by the release of deferred rent liabilities of $8.3 million related to the aforementioned office spaces.
During the three months ended June 30, 2015, the Company incurred approximately $3.4 million in employee severance costs and $0.3 million in broker costs associated with subleasing excess office space. The Company also incurred a $2.7 million impairment of leasehold and other assets related to the subleased facility.

NOTE 6.	DEBT
Loan Facility
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
On March 10, 2016, the Company amended the 2014 Loan Facility and terminated the term loan. The then-remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility of $22.5 million. In the amendment, the minimum bank-defined EBITDA covenant and the liquidity ratio covenant were changed. Subsequently, on June 21, 2016, the Company further amended its credit agreement to increase the sublimit of eligible foreign account receivables to $12 million. The credit agreement, as so amended, is referred to in the report as the "2016 Loan Facility". The Company paid customary closing fees in connection with establishing and amending its credit agreement, and pays customary commitment fees and letter of credit fees.
Under the 2016 Loan Facility, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility if the aggregate cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million. The Company may repay revolving loans and term loans under the 2016 Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.
As of June 30, 2016, $62.5 million under the revolving credit facility and letters of credit in the amount of $7.5 million were outstanding. In July and August 2016, the Company drew additional funds which increased its borrowing to $71.5 million fully utilizing the available borrowing capacity under the 2016 Loan Facility.
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
The Company is required to maintain a minimum of $30.0 million of cash on deposit with the lenders and comply with certain financial covenants under the 2016 Loan Facility, including the following:
Bank-defined EBITDA. The Company is required to maintain specified bank-defined EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of (i) consolidated net income (loss) in accordance with GAAP, after eliminating all extraordinary non-recurring items of income, plus (ii) depreciation and amortization, income tax expense, total interest expense, non-cash expenses or losses, stock-based compensation expense, costs and expenses from permitted acquisitions up to certain limits, costs and expenses in connection with the 2016 Loan Facility up to certain limits; certain legal fees up to certain limits incurred through December 2015, integration costs related to the [x+1] acquisition up to certain limits incurred through December 31, 2014 and any other expenses agreed with Comerica and the lenders, less (iii) all extraordinary and non-recurring revenues and gains (including income tax benefits).
Liquidity ratio. Under the 2016 Loan Facility, the ratio of (i) the sum of all cash and accounts receivable to (ii) the sum of all accounts payable and all indebtedness owing to the lenders under the 2016 Loan Facility must be at least 1.00 to 1.00.
The terms of the 2016 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of June 30, 2016, the Company was in compliance with all financial and non-financial covenants.
As of June 30, 2016, the $62.5 million balance outstanding under the 2016 Loan Facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. The debt on the condensed consolidated balance sheets is shown net of $0.5 million in debt issuance costs.

NOTE 7.	STOCKHOLDERS’ EQUITY
Registration Statement
On May 10, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Registration Statement”). The Registration Statement contains (i) a base prospectus that covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, preferred stock, warrants, debt securities, subscription rights and units and (ii) a sales agreement prospectus supplement along with an accompanying base prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $30.0 million of the Company’s common stock that may be issued and sold from time to time under a sales agreement with Cantor Fitzgerald & Co. The up to $30.0 million of common stock that may be issued and sold under the sales agreement prospectus supplement is included in the $50.0 million of securities that may be offered and sold under the base prospectus. As disclosed in a press release issued August 2, 2016, the Company does not expect to issue shares under the sales agreement in an amount greater than $5.0 million, if any, during the quarter ending September 30, 2016.
The Registration Statement had not yet been declared effective by the SEC as of the date of this report.

Stock Options and Stock Awards
The following table summarizes information pertaining to our stock-based compensation expense from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015
Stock options:
Outstanding at the beginning of the period	5,387	6,291
Options granted (1)	5,817	375
Options exercised	(112)	(217)
Options canceled and forfeited (1)	(3,514)	(364)
Outstanding at the end of the period	7,578	6,085
Total intrinsic value of options exercised	$267	$1,426
Total unrecognized compensation expense at period-end	$9,958	$18,569
Weighted-average remaining recognition period at period-end (in years)	2.4	2.0

Stock awards:
Outstanding at the beginning of the period	3,612	2,515
Stock awards granted	517	1,628
Stock awards vested	(485)	(172)
Stock awards canceled	(610)	(561)
Outstanding at the end of the period	3,034	3,410
Weighted-average grant-date fair value	$9.77	$12.76
Total unrecognized compensation expense at period-end	$20,133	$39,102
Weighted-average remaining recognition period at period-end (in years)	2.4	3.2
(1) Includes options canceled and issued in connection with the Company's tender offer to its employees during the three months ended June 30, 2016.
2016 Inducement Equity Incentive Plan
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
As of June 30, 2016, 1.4 million shares have been granted under the 2016 Plan.
Employee Stock Purchase Plan
In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2016, total compensation costs, representing the fair value related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before November 30, 2016, were approximately $0.7 million, which will be recognized over the offering period.
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
Stock-based Compensation
The fair value of options on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach with the weighted-average assumptions set forth below. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method. Due to the lack of historical exercise activity for the Company, the simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Volatility is estimated using comparable public company volatility for similar option terms until a sufficient amount of historical information regarding the volatility of the Company's share price becomes available. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term. As the Company has never paid cash dividends, and at present, has no intention to pay cash dividends in the future, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience. The fair value of restricted stock unit awards is the grant date closing price of the Company's common stock.
The Company uses the straight-line method for expense recognition over the vesting period of the award or option.
The assumptions used to value options granted to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (years)	5.5 - 6.25	6.3	5.5 - 6.25	6.3
Volatility	55.0%	50.7% - 58.0%	55.0%	50.7% - 58.0%
Risk-free interest rate	1.29% - 1.55%	1.57% - 1.85%	1.29% - 1.93%	1.57% - 1.85%
Dividend yield	—	—	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	63.0%	73.3% - 77.2%	63.0% - 65.0%	73.3% - 77.2%
Risk-free interest rate	0.49%	0.07% - 0.08%	0.42% - 0.49%	0.07% - 0.08%
Dividend yield	—	—	—	—
Stock-based Compensation Allocation
The following table summarizes the allocation of stock-based compensation, net of amounts capitalized for internal-use software development, in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other cost of revenue	$493	$477	$1,023	$1,102
Research and development	981	1,834	2,346	4,081
Sales and marketing	1,357	2,325	2,846	5,156
General and administrative	1,251	1,798	2,677	3,542
Total	$4,082	$6,434	$8,892	$13,881

NOTE 8.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three and six months ended June 30, 2016 and 2015, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(16,693)	$(24,410)	$(37,466)	$(61,273)
Weighted-average shares used to compute basic and diluted net loss per share	44,056	42,296	43,828	42,140
Basic and diluted net loss per share	$(0.38)	$(0.58)	$(0.85)	$(1.45)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	10,833	9,606	10,833	9,606

NOTE 9.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provisions of $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively, primarily due to foreign and state income taxes.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided valuation allowances against such domestic assets as of June 30, 2016 and December 31, 2015.

NOTE 10.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in the United States that expire at various dates through 2026.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $4.3 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, and $8.6 million and $8.0 million for the six months ended June 30, 2016 and 2015, respectively.
The approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of June 30, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2016 (remaining 6 months)	$7,978
2017	16,846
2018	15,427
2019	16,363
2020	7,137
Thereafter	20,971
$84,722

Please refer to Note 4 for details of the Company's capital lease commitments as of June 30, 2016.
Letters of Credit Bank Guarantees and Restricted Cash—As of June 30, 2016 and December 31, 2015, the Company had irrevocable letters of credit for facilities leases of $7.7 million and $6.3 million, respectively. The letters of credit have various expiration dates, with the latest being June 2025.
As of June 30, 2016 and December 31, 2015, the Company had $1.9 million and $2.1 million, respectively, in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of the then-current and former officers and the Company’s board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. The complaint seeks monetary damages in an unspecified amount, restitution, and reform of internal controls. This state court action has been stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described below.
On January 27, 2016, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery. The action was Gee v. Wootton et al., Case No. 11940-VCL. The plaintiff voluntarily dismissed this action on February 9, 2016.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions are based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The Veloso action has been related to the In re Rocket Fuel Securities Litigation and motions to relate the other actions are pending. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. The complaint seeks monetary damages in an unspecified amount and reform of internal controls. All defendants moved to dismiss the consolidated complaint on May 19, 2016.
On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action is Lunam v. William Ericson, et. al., Case No. CGC-16-551209. The complaint seeks monetary damages in an unspecified amount and reform of internal controls. This state court action has been stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described above.

The Company intends to vigorously defend itself against these actions. We cannot currently estimate a reasonably possible range of loss for these actions. The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period.
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$89,973	$99,013	$171,370	$185,164
All Other Countries (1)	26,995	21,052	50,343	39,235
Total revenue	$116,968	$120,065	$221,713	$224,399

(1) No individual country, other than the United States exceeded 10% of our total revenue for any period presented.

The following table summarizes total carrying values of property, equipment and software, in the respective locations (in thousands):

	June 30,	December 31,
	2016	2015
North America	$64,133	$77,038
All Other Countries	4,391	5,743
Total property, equipment and software	$68,524	$82,781

NOTE 12.	GOODWILL
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

NOTE 13. RELATED PARTY TRANSACTIONS
John J. Lewis served as Global President of Nielsen Holding Plc ("Nielsen") from July 2014 to June 2016 and joined the Board of Directors of Rocket Fuel Inc. on January 19, 2016. Mr. Lewis was also appointed to the Audit Committee of the Board.

Nielsen is one of the Company's data vendors. Total expense recognized for services delivered by Nielsen and its affiliates during the six months ended June 30, 2016 was $0.5 million. Total accounts payable as of June 30, 2016 were $0.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "predict," "intend," "could," "should," "would," "project," "plan," "expect," "seek," "foresee," "forecast," or the negative of these words, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	expectations for financial performance in 2016, including revenue and the levels of operating expenses in the areas of research and development, sales and marketing and general and administrative;

•
our expectation that, subject to achieving our operating plan for 2016, existing cash and cash equivalents and financing from the 2016 Loan Facility and any capital raises will be sufficient to meet our business requirements for at least the next 12 months;

•	expected restructuring costs in 2016;

•	the anticipated impact of the growth rates in the real-time advertising exchange market and digital advertising on our future performance;

•	our belief that our programmatic marketing platform can enhance digital media buying across any programmatic inventory;

•	our goal of gaining a larger share of current customers' budgets and attracting new high-value customers;

•	the expected impact on our growth and profitability of focusing on our top 50 and top 250 customers;

•	the expected increase in demand for programmatic brand advertising;

•	our plans to reduce capital expenditures for property and equipment in 2016 compared to 2015, including our intention to finance data center hardware through capital leasing facilities;

•	the impact that our sales strategies and our product mix between our Media Services and Platform Solutions will have on margins, media and other costs of revenue;

•	the impact of working capital requirements on our goal of growing our business;

•	the expected impact of seasonality on our operating results;

•	our expectation that, as our foreign revenues and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business; and

•	our intention to vigorously defend against pending securities lawsuits.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results and circumstances described in the forward-looking statements will be achieved or will occur. Moreover, we assume no responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Factors Affecting Our Performance
We believe the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels we address. These markets have grown rapidly in the past several years but are highly dynamic; any acceleration, or slowing, of this growth would affect our overall performance.
A significant shift in the channel mix of digital advertising, or limitations on our ability to access inventory, could also impact our performance as we must optimize our solutions across the display (fundamentally desktop and laptop), mobile, social and video channels. We face different competitive landscapes in mobile, social and video channels. For example, at the beginning of 2015 Facebook eliminated access to the Facebook exchange platform, or "FBX," for some of their partners including us, requiring us to adapt our offering in order to continue to access some of the advertising inventory from Facebook. We adapted our technology offerings to address this change, but our sales efforts were impacted and our Facebook campaigns declined since we have shifted to buying Facebook inventory through their APIs. Facebook has continued to allow some other companies in our industry to purchase inventory through the FBX platform, which has likely put us at a competitive disadvantage. Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through real-time bidding, or "RTB." Our DSP offering primarily relies on having access to RTB exchanges; however, some publishers have begun to remove their advertising inventory from RTB exchanges, notably the FBX restrictions noted above and changes to Google’s YouTube video inventory availability beginning in 2016.
Ability to Compete Effectively to Sell our Media Services and Platform Solutions
We are focused on developing direct response and brand advertising solutions for agencies, advertisers and publishers, available through our Media Services and our Platform Solutions. We believe we can offer a programmatic marketing platform that combines the functionality of our DSP with features of our DMP to enhance digital media buys across any programmatic inventory.

Our programmatic marketing platform offerings compete for digital advertising budgets with a variety of companies, including other companies with DSP offerings, agency trading desks, publishers that sell their inventory directly to agencies and advertisers, and companies that offer self-service platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and to manage and analyze their own data and third-party data. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent. In July 2014, we announced our Platform Solutions in the United States and Europe, which allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. To succeed, we must attract customers to our programmatic marketing platform, and establish relationships with systems integrators and other partners to integrate our functionality into their customers' marketing technology platforms. As we offer Platform Solutions to more customers across the globe, our costs of compliance with policies set by real time advertising exchanges for the use of their exchanges increases as these customers use our programmatic marketing platform to purchase inventory. We also take on risk that customers on our platform violate these policies through the distribution of malware or other policy violations, and those policy violations jeopardize our access to real time advertising exchanges on behalf of our Media Services customers and other Platform Solutions customers. We have terminated relationships with customers whose policy violations have jeopardized our access to real time advertising exchanges.
In addition to challenges created by the emergence of agency trading desks and competing self-service platforms, our insertion order, or "IO,"-based Media Services business has faced increased challenges within some of the major agency holding companies. These challenges include overcoming questions and objections regarding our pricing and related media cost margins, impression placements and the transparency of our results, and how our technology achieved them. Our strategic agency team is focused on addressing these concerns with the major agency holding companies, their agencies and trading desks.
To expand our reach with advertisers we have a number of sales representatives dedicated to enterprise sales. We are also developing partnerships with marketing software companies, system integrators and direct response agency partners to enhance our ability to gain access to senior level marketing decision makers.
Our customers have many DSP and DMP solutions and technology partners to choose from. In order to increase the adoption of our programmatic marketing platform, we are enhancing its ease of use and working on proving the value of our solutions to agency holding companies, their affiliated operating agencies and advertisers.
Expanding our Business with Higher Value Customers
In order to achieve sustainable revenue growth, we must retain spend and gain a larger amount of our current customers’ advertising budgets, and attract new, high-value customers. Our strategy is to focus on expanding our business with a smaller set of larger, higher value customers rather than expanding our customer count. Accordingly, a key measure for us is revenue from our top 50 and 250 customers. During the three months ended June 30, 2016, revenue from our top 50 customers was 53% of total revenue, compared to 47% in the second quarter of fiscal year 2015. During the three months ended June 30, 2016, revenue from our top 250 customers was 82% of total revenue, compared to 78% in the second quarter of fiscal year 2015.
We believe that expanding our business with higher value customers is an important indicator of our ability to grow our business and achieve profitability through scale. Our goal is to increase our revenue period-over-period, and to increase the percentage of that revenue represented by these two customer sets.
Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings and infrastructure to address the needs of our target markets, including offering our DMP and DSP as Media Services or Platform Solutions.
As part of this growth strategy, during 2014, we added sales, marketing, operations and customer support personnel. Our growth strategy also included continuing to invest in research and development to enhance our solutions, integrate our and [x+1]'s technology platforms, improve the self-service capabilities of our platform, and create additional offerings. As a result, as part of these investments in resources and growth, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue. In 2015, we focused on streamlining our customer services, research and development, sales and marketing, and general and administrative areas with a goal of reducing the cost of those functions as a percentage of revenue in future periods, while maintaining our ability to service customers. As part of this effort, we reduced our workforce approximately 11% and implemented other cost reduction measures, recording $7.4 million in restructuring charges in fiscal year 2015. We have continued to streamline our operations in 2016, recording $1.6 million in net restructuring charges in the six months ended June 30, 2016, further reducing our overall cost base. However, employee attrition and the resulting influx of new leaders and other employees in 2015 and 2016 have impacted our efficiency across the company as we expend the time and resources necessary to recruit and retain our talent, restructure our organizations, and train new employees.
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
Our capital expenditures for property, equipment and software were $11.5 million during fiscal year 2015 as we completed the majority of our facilities. In the first six months of fiscal year 2016, we invested $3.1 million into property, equipment and software, and we expect these expenditures to remain below prior year's. To minimize the upfront cash investment required to scale our data centers, we utilize capital leasing facilities, as available, to finance our data center hardware and software needs.
Mix
Our strategy to offer our programmatic marketing platform has had, and we expect will continue to have, an impact on our revenue mix, margins and profitability. Media Services agreements, in the form of insertion orders, typically have a term of a few weeks to months, and are most often priced on a cost-per-thousand impressions basis with the media spend optimized through our AI technology and big data management systems. Platform Solutions agreements, on the other hand, have longer terms to use the technology at a predetermined percentage of media spend, which may vary based on volume. The media margin in these arrangements is typically materially lower than for Media Services. Our customers can acquire and operate the technology themselves or obtain supporting services from us. Our operating costs are typically higher up front as we train and assist our customers adopting our programmatic marketing platform and as they increase the number of campaigns run on it, but we expect such costs to decline over time as our customers learn to self-serve or agree to pay us additional services fees for assistance we provide on a longer term basis. Our success in our Platform Solutions strategy depends upon our ability to train our platform customers quickly and efficiently, to charge for services required over time, and to drive the volume of campaigns these customers run through our systems.
Working Capital
In all of our Media Services business and substantially all of our Platform Solutions business, we make media purchases to run our customers' advertising campaigns. In our industry, agencies and advertisers typically pay more slowly than we are required to make payments to media providers, resulting in payment terms that are approximately one-half of collection times. Our goal is to grow our business, but to do so will require either that we better align our collection and payment terms, obtain additional capital to support this working capital requirement, or develop alternatives to enable our customers to purchase media directly.
Ability to Grow Programmatic Advertising for Video Brand Campaigns
Our DSP solutions are designed to optimize campaigns for direct response and brand advertisers by generating specific consumer responses, and to drive brand awareness.
The digital advertising industry is rapidly adopting programmatic buying for video advertising and programmatic TV, or "pTV," which is dominated by brand campaigns. To measure our success in brand, we categorize and report video and pTV campaigns as brand, and report all non-video or non-pTV campaigns as direct-response. In the second quarter of fiscal year 2016, the revenue split between direct-response and video brand was approximately 93% to 7%, compared to 94% to 6% in the second quarter of fiscal year 2015. We expect the demand for programmatic brand advertising to expand quickly in the future, and thus we will continue our strategic focus on this opportunity. Our success in our brand strategy will depend in part upon our ability to further develop models to validate our video campaigns' performance to our customers.
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
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through video and social channels. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Our contracts with advertisers, including advertising agencies representing advertisers, are generally in the form of an insertion order that outlines the terms and conditions of an advertising campaign and its objectives. Our contracts typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. To a lesser extent, we generate revenue from license fees to access our DMP and DSP offerings and related professional services, which are generally recognized over the term of the performance period.
Costs and Expenses
We classify our expenses into these categories: media costs, other cost of revenue, research and development, sales and marketing, general and administrative, and restructuring expense. Personnel costs for each category of expense generally include salaries, bonuses and sales commissions (for sales and marketing only), stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, utilities, telephones and other miscellaneous expenses.

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. Through the third quarter of fiscal year 2015, we reported a sequential decline in media costs as a percentage of revenue as we continued to see the benefits of improvements in our AI-based targeting overall and migrated some former [x+1] DSP customers to the Rocket Fuel DSP with its higher performance targeting. Over the longer term, if we are successful with our efforts to sell Platform Solutions offerings, including our DMP and DSP, and also are successful in structuring large agency trading desk deals, we expect the resulting changes in revenue mix to increase our media costs as a percentage of total revenue.

•
Other cost of revenue. These costs include personnel costs, depreciation and amortization expense, amortization of internal-use software development costs, third-party inventory validation and data vendor costs, data center hosting costs and allocated costs. The personnel costs are primarily attributable to individuals maintaining our servers and members of our operations and analytics groups, which initiates, sets up, launches and monitors our advertising campaigns or implements and supports our platform. We capitalize costs associated with our platform software that is developed or obtained for internal-use, and amortize these costs in other cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Other cost of revenue also includes third-party data center costs and depreciation of data center equipment. We anticipate that our other cost of revenue will remain at a similar percentage of total revenue in fiscal 2016 as in fiscal year 2015.

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives and we will prioritize resources on the most critical projects. Consistent with GAAP, we capitalize a portion of our software development costs, and amortize such costs to Other Costs of Revenue over the useful periods of the projects' lives. In fiscal 2016, we expect research and development expenses (net of amounts capitalized in software development costs) to decrease as a percentage of total revenue from fiscal year 2015 levels.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on (i) marketing our solutions to generate awareness; (ii) increasing the adoption of our solutions by existing and new advertisers and agencies. In fiscal year 2016, we expect overall sales and marketing expenses to decrease from fiscal year 2015 levels.

•
General and administrative. Our general and administrative expenses consist primarily of personnel costs associated with our executive, IT, finance, legal, human resources, compliance and other administrative functions, as well as accounting, audit and legal professional services fees, allocated costs and other corporate expenses. Other miscellaneous expenses primarily include local taxes and fees. In fiscal year 2016, we expect general and administrative expenses to decrease from fiscal year 2015 levels.

•
Restructuring expense. Restructuring expense is related to severance payments to employees, exit costs for excess facilities, depreciation or impairments of lease-related assets and the release of deferred rent liabilities related to terminated leases. We expect to incur additional restructuring related expenses (net of gains) as we continue to restructure our facilities in fiscal year 2016.

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
Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands, except loss per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated Statements of Operations Data:
Revenue	$116,968	$120,065	$221,713	$224,399
Costs and expenses:
Media cost	50,922	49,155	93,481	94,716
Other cost of revenue (1)	20,397	19,826	40,482	39,782
Research and development (1)	9,438	11,791	20,077	23,114
Sales and marketing (1)	36,190	41,750	73,030	84,628
General and administrative (1)	12,765	14,761	27,086	32,335
Restructuring	1,766	6,471	1,567	6,471
Total costs and expenses	131,478	143,754	255,723	281,046
Operating loss	(14,510)	(23,689)	(34,010)	(56,647)
Interest expense	1,032	1,045	2,269	2,385
Other (income) expense, net	866	(696)	672	1,512
Loss before income taxes	(16,408)	(24,038)	(36,951)	(60,544)
Income tax (benefit) provision	285	372	515	729
Net loss	$(16,693)	$(24,410)	$(37,466)	$(61,273)

Net loss per share, basic and diluted	$(0.38)	$(0.58)	$(0.85)	$(1.45)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other cost of revenue	$493	$477	$1,023	$1,102
Research and development	981	1,834	2,346	4,081
Sales and marketing	1,357	2,325	2,846	5,156
General and administrative	1,251	1,798	2,677	3,542
Total	$4,082	$6,434	$8,892	$13,881

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated Statements of Operations Data Percentage of Revenue: *
Revenue	100%	100%	100%	100%
Costs and expenses:
Media cost	44	41	42	42
Other cost of revenue	17	17	18	18
Research and development	8	10	9	10
Sales and marketing	31	35	33	38
General and administrative	11	12	12	14
Restructuring	2	5	1	3
Total costs and expenses	112	120	115	125
Operating loss	(12)	(20)	(15)	(25)
Interest expense	1	1	1	1
Other (income) expense, net	1	(1)	—	1
Loss before income taxes	(14)	(20)	(17)	(27)
Income tax (benefit) provision	—	—	—	—
Net loss	(14)%	(20)%	(17)%	(27)%

*	Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Revenue	$116,968	$120,065	(3%)	$221,713	$224,399	(1%)
Revenue decreased 3% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to lower North American agency business, partially offset by higher revenue from our Platform Solutions offerings and International (outside of North America) operations. Media Services represented 82% and 94% of revenue and Platform Solutions was 18% and 6% of revenue for the three months ended June 30, 2016 and 2015, respectively. Revenue from International operations increased by 31% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, from 15% to 21% of revenue.
Revenue slightly decreased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to the same factors mentioned above. Media Services represented 83% and 94% of revenue and Platform Solutions was 17% and 6% of revenue for the six months ended June 30, 2016 and 2015, respectively. International revenue increased by 27% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, from 15% to 20% of revenue.
Media Costs and Other Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Media costs	$50,922	$49,155	4%	$93,481	$94,716	(1)%
Other cost of revenue	$20,397	$19,826	3%	$40,482	$39,782	2%
Headcount (at period end)	163	143	14%

Media costs increased by $1.8 million, or 4%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 to approximately 44% as a percentage of revenue from 41% of revenue for the three months ended June 30, 2016 and 2015, respectively, partially due to the mix shift from Media Services to Platform Solutions. Our media margin (revenue minus media costs) is substantially lower for our Platform Solutions offerings.
Other cost of revenue increased slightly by $0.6 million, or 3%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to an increase in depreciation and amortization of $1.0 million, which includes capitalized internal-use software, acquired technology intangible assets and other fixed assets. Amortization of capitalized internal-use software was $2.7 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively.
Media costs decreased by $1.2 million, or 1%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and stayed flat at 42% of revenue for the six months ended June 30, 2016 and 2015.
Other cost of revenue increased slightly by $0.7 million, or 2%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in depreciation and amortization of $1.7 million, which includes capitalized internal-use software, acquired technology intangible assets, and other fixed assets, and to a lesser extent, an increase in personnel expense, partially offset by a decrease in data and inventory validation costs of $1.5 million resulting from optimized data usage. Amortization of capitalized internal-use software was $5.0 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Research and development	$9,438	$11,791	(20)%	$20,077	$23,114	(13)%
Percent of revenue	8%	10%		9%	10%
Headcount (at period end)	138	189	(27)%
Research and development expense decreased by $2.4 million, or 20%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease was due to a decrease in personnel expense from a reduction in average headcount as we continue to optimize our cost structure to support our business and provide operating leverage.
Research and development expense decreased by $3.0 million, or 13%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This change was due to a decrease in personnel expense from a reduction in average headcount as described above.
We capitalized internal-use software development costs of $3.4 million and $3.9 million for the three months ended June 30, 2016 and 2015, respectively, and $7.0 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively. The change was due to decreased headcount devoted to internal-use software development.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Sales and marketing	$36,190	$41,750	(13)%	$73,030	$84,628	(14)%
Percent of revenue	31%	35%		33%	38%
Headcount (at period end)	449	531	(15)%
Sales and marketing expense decreased by $5.6 million, or 13%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease was primarily due to a decline in average headcount, which decreased personnel expense by $3.2 million and travel and related expense by $0.8 million as we continue to optimize our cost structure to support our business and provide operating leverage.
Sales and marketing expense decreased by $11.6 million, or 14%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily due to a decline in average headcount, which decreased personnel expense by $7.2 million and travel and related expense by $1.9 million.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
General and administrative	$12,765	$14,761	(14)%	$27,086	$32,335	(16)%
Percent of revenue	11%	12%		12%	14%
Headcount (at period end)	149	145	3%
General and administrative expense decreased by $2.0 million, or 14%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease was primarily due to lower personnel expenses of $1.7 million, because of lower stock-based compensation and contractor costs, as we continue to optimize our cost structure to support our business and provide operating leverage.
General and administrative expense decreased by $5.2 million, or 16%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily due to decreased personnel expenses by $3.8 million and professional services by $1.3 million.
Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Restructuring charges	$1,766	$6,471	(73%)	$1,567	$6,471	(76%)
Percent of revenue	2%	5%		1%	3%
During the three months ended June 30, 2016, we recorded $1.8 million in restructuring expenses as the accelerated amortization and impairment of leasehold assets of $4.8 million, $0.4 million of moving costs, primarily related to the termination and sublease of certain office spaces, and severance costs of $0.8 million. These expenses were partially offset by the release of deferred rent liabilities of $4.2 million related to the aforementioned office spaces.
During the six months ended June 30, 2016, we recorded $1.6 million of restructuring expenses, net of credits, consisting of accelerated amortization and impairment of leasehold assets of $8.3 million and $0.4 million of moving costs, primarily related to the termination and sublease of certain office spaces, and severance costs of $1.2 million; partially offset by the release of deferred rent liabilities of $8.3 million related to the aforementioned office spaces.
    Total workforce declined from 1,008 at June 30, 2015 to 899 at June 30, 2016, as we continue to manage our workforce with a goal of better operating leverage.

Interest and Other Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Interest expense	$1,032	$1,045	(1)%	$2,269	$2,385	(5)%
Other (income) expense, net	866	(696)	(224)%	672	1,512	(56)%
Total	$1,898	$349	444%	$2,941	$3,897	(25)%
The increase in interest and other expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, was primarily due to foreign currency losses from unfavorable exchange rate fluctuations during the three months ended June 30, 2016 versus a gain in the same period in 2015.
Interest and other expense decreased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to foreign currency losses resulting from unfavorable exchange rate fluctuations in fiscal year 2016.
Income Tax (Benefit) Provision
We recorded an income tax expense of $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively, primarily due to foreign income taxes.
Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $66.7 million (of which $1.9 million was held by our foreign subsidiaries), $62.0 million in debt obligations (net of $0.5 million in debt issuance costs, under the 2016 Loan Facility) and $16.9 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2016.
On December 31, 2014, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders, including Comerica Bank, or "Comerica," as administrative agent for the lenders (the "2014 Loan Facility"). The 2014 Loan Facility amended and restated our then-existing Amended and Restated Revolving Credit and Term Loan Agreement, dated December 20, 2013, between us, certain lenders, and Comerica as administrative agent for the lenders. The 2014 Loan Facility provided for a secured $80.0 million three year revolving credit facility, and a secured $30.0 million five-year term loan. Revolving loans may be advanced under the 2014 Loan Facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million. If the borrowing base falls below our outstanding balance under the revolving credit facility, we may not have access to additional borrowing capacity and may have to repay some of the outstanding balance.
In March 2016, we amended the 2014 Loan Facility (the "2016 Loan Facility") and terminated the term loan. On March 11, 2016, the then remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility.
The 2016 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum bank-defined EBITDA covenant (Refer to Note 6 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details), maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of June 30, 2016, we were in compliance with all covenants under the 2016 Loan Facility. However, if future operating results are less favorable than currently anticipated, we may need to seek waivers or amendments to modify our debt covenants.
As of June 30, 2016, we had $62.5 million of outstanding revolving loans and letters of credit had been issued amounting to $7.5 million under the 2016 Loan Facility. In July and August 2016, we drew additional funds which increased our borrowing to $71.5 million fully utilizing the available borrowing capacity of the 2016 Loan Facility. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us, and potentially trigger our lenders’ rights to use future cash collections from accounts receivable directly to reduce our outstanding balance under the revolving credit facility.
    We believe that, subject to achieving our operating plan for 2016, our existing cash and cash equivalents balance, 2016 Loan Facility and any potential capital we may raise will enable us to meet our business requirements for at least the next twelve months. In May 2016 we filed a registration statement on Form S-3 covering up to $50.0 million of our common stock and other types of securities. The Registration Statement had not yet been declared effective by the SEC as of the date of this report. We concurrently entered into a sales agreement for an at-the-market offering under which we may offer and sell shares of common stock into the market over time. This sales agreement gives us the flexibility to issue shares in the amount of up to $30.0 million; however, as disclosed in a press release issued August 2, 2016, we do not expect to issue shares under the sales agreement in an amount greater than $5.0 million, if any, during the quarter ending September 30, 2016. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may be forced to take additional measures to reduce expenses to offset any shortfall.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$2,401	$(7,089)
Cash flows used in investing activities	(8,647)	(15,497)
Cash flows used in financing activities	(5,397)	(3,391)
Effects of exchange rate changes on cash and cash equivalents	(253)	(14)
Decrease in cash and cash equivalents	$(11,896)	$(25,991)
Operating Activities
Our primary source of cash from operating activities is from the collection of receivables from customer billings. Our primary use of cash in operating activities is for media costs. Cash used in operating activities is primarily influenced by the volume of sales to advertising agencies representing advertisers and directly to advertisers, as well as by the amount of cash we invest in personnel and infrastructure. Cash used in operating activities has typically been due to net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable.
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

For the six months ended June 30, 2016, cash provided by operating activities was $2.4 million, resulting from a net loss of $37.5 million, offset by the other non-cash expenses of $44.1 million, which mainly included depreciation, amortization, stock-based compensation expense and accelerated amortization charges related to our terminated office lease in New York. Cash used in operating activities was further affected by the $4.3 million increase in net working capital items, most notably a decrease in accounts receivable of $10.1 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies which was more than offset by a decrease in accounts payable of $7.8 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors, a decrease in deferred rent of $6.1 million, and other items.
For the six months ended June 30, 2015, cash used in operating activities was $7.1 million, resulting from a net loss of $61.3 million, offset by non-cash expenses of $41.6 million, which mainly included depreciation, amortization and stock-based compensation expense and deferred taxes. The net loss was further offset by $12.6 million from the positive net change in working capital items, most notably a decrease in accounts receivable of $15.4 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies, a decrease in prepaid and other assets of $6.3 million due to the collection of certain leasehold reimbursements from landlords, partially offset by a decrease in accounts payable of $11.5 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors.
Investing Activities
During the six months ended June 30, 2016, investing activities primarily consisted of $3.1 million of capital expenditures for facilities, equipment and software and $5.9 million of capitalized internal-use software. We expect facilities-related cash outflows for the remainder of the year mainly due to our new office space in New York City, which we occupied in June 2016.
During the six months ended June 30, 2015, investing activities primarily consisted of $10.1 million of capital expenditures for facilities, equipment and software and $6.0 million of capitalized internal-use software.
Financing Activities
During the six months ended June 30, 2016, cash used in financing activities was $5.4 million, consisting primarily of $4.2 million in payments, inclusive of debt issuance costs, towards our capital lease obligations as well as the net payments towards the term loan under our Loan Facility of $1.7 million.
During the six months ended June 30, 2015, cash used in financing activities was $3.4 million, consisting primarily of $3.0 million in payments towards our Loan Facility, as well as $2.8 million in payments towards our capital lease obligations, partially offset by $3.1 million in net cash proceeds from the issuance of common stock, primarily under the employee stock purchase plan.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2016 or December 31, 2015 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of June 30, 2016, our principal commitments consisted of obligations under the 2016 Loan Facility, our operating leases for our offices, and capital lease agreements for computer hardware and software.

The following table summarizes our future minimum payments under these arrangements as of June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$84,722	$16,926	$31,542	$18,820	$17,434
Capital lease obligations	16,885	8,738	7,835	312	—
Revolving credit facility (1)	62,500	—	62,500	—	—
Total minimum payments	$164,107	$25,664	$101,877	$19,132	$17,434

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2016 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to 3.33%, as of June 30, 2016, and has a final maturity date in December 2017.

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
In addition, gains or losses from the translation of certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would result in a foreign currency loss of approximately $3.0 million on foreign-denominated balances, excluding our intercompany loans with our subsidiaries, at June 30, 2016. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of our then-current and former officers and our board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. The complaint seeks monetary damages in an unspecified amount, restitution, and reform of internal controls. This state court action has been stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described below.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions are based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants our board of directors at the time of filings and certain then-current and former executives. The Veloso action has been related to the In re Rocket Fuel Securities Litigation and motions to relate the other actions are pending. The four purported verified shareholder derivative complaints were consolidated by the court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. The complaint seeks monetary damages in an unspecified amount and reform of internal controls. All defendants moved to dismiss the consolidated complaint on May 19, 2016.
On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action is Lunam v. William Ericson, et. al., Case No. CGC-16-551209. The complaint seeks monetary damages in an unspecified amount and reform of internal controls. This state court action has been stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described above.

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

•	effectively execute on cost-cutting and other operating efficiency initiatives in order to create more leverage in our business;

•	distinguish ourselves from competitors in our industry while at the same time working with those competitors that also offer advertising inventory for our acquisition and placement;

•	maintain and expand our relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns, including but not limited to Facebook inventory;

•	respond to evolving industry standards, government regulations and customer requirements that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy; and

•	expand our business internationally.
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

•	the addition or loss of customers;

•	changes in demand and pricing for our solutions;

•	changes in our revenue mix and margins related to changes in our sales strategies or product mix;

•	the unpredictable nature of agency relationships;

•	the seasonal nature of our customers’ spending on digital advertising campaigns;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the pricing of advertising inventory or of other third-party services that we require;

•	the introduction of new technologies, product or service offerings by our competitors;

•	changes in our customers’ advertising budget allocations, agency affiliations, or marketing strategies, which could affect their interest in our solutions;

•	changes and uncertainty in the regulatory environment for us or our customers;

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
We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, including the management of intra-quarter cash flow cyclicality, the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. In implementing our business strategy, we may decide to, or need to, engage in public or private equity, equity-linked or debt financings to secure additional funds to strengthen our balance sheet, and support our business plans through the end of this year and into 2017. On May 10, 2016, we filed an S-3 registration statement, supplemental prospectus, and entered into a sales agreement for an at-the-market offering enabling us to sell common shares into the market over time. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to complete equity offerings or obtain additional financing on terms favorable to us, if at all. If we are unable to obtain capital on terms satisfactory to us when we require it, our ability to support business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.
We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $210.5 million, $64.3 million and $20.9 million for the years ended December 31, 2015, 2014 and 2013, respectively and a net loss of $(16.7) million for the three months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $356.8 million. We may not achieve profitability in the foreseeable future, if at all. For example, in 2015 our operating expenses increased more rapidly than our revenue primarily due to non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and corresponding adjustments to physical facilities. Our operating expenses are largely based on personnel and facilities, and are relatively fixed in the short term. Hence, our operating expenses increased more rapidly than our revenue in 2014, primarily due to a shortfall in our revenue compared to our forecasts combined with substantial continued investments we were making in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations.
We now sell Platform Solutions in addition to Media Services. Some of these sales may result in the deferral of platform revenues over the term of the subscription. However, our sales costs, including commissions on such sales, will generally be incurred up front, which could result in additional losses as we ramp this business, even though the aggregate revenues from such activities exceed the associated aggregate costs of acquiring and providing such services over the full course of the term. In addition, Platform Solutions typically have lower margins related to comparable Media Services.
In order to achieve sustained profitability and positive cash flow, we must change our operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. Our bank covenants require us to improve our bank-defined EBITDA (as defined in Note 6 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q) results materially over the course of fiscal year 2016. If we fail to achieve such improvements, the banks could revoke our loans. Any future losses will continue to impair our liquidity, which could ultimately cause us to become insolvent. Furthermore, our goal to grow our business will require either that we improve our working capital management, by better aligning the time it takes to collect on customer invoices with our vendor payment terms, which are typically shorter, or obtain additional capital to support this working capital requirement. In July and August 2016, we increased our borrowing under the 2016 Loan Facility to $71.5 million fully utilizing the borrowing capacity available to us under the 2016 Loan Facility. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
We have experienced a slowing rate of revenue growth since the third quarter of 2013. During the third quarter of 2015, revenue declined compared to the second quarter of 2015; during the fourth quarter of 2015, revenue declined compared to the fourth quarter of 2014; and during the second quarter of 2016, revenue was declined compared to the second quarter of 2015. Our revenue growth will continue to suffer if we do not improve our capabilities to attract key former and potential customers, retain our customers and sell more solutions to these customers.
In the short term, we expect our revenue growth to continue to be impacted as we continue building our enterprise sales capabilities and as we continue to hire new sales personnel, including senior sales leaders, who require time to become productive. To sustain or increase our revenue longer-term, we must add and retain new customers and encourage longer-term customers to purchase additional offerings from us, including our newer enterprise solutions. In 2016, we focused our sales and customer service personnel on attracting new high-value customers and on expanding our relationships with our largest existing customers, with a focus on increasing revenue from our top 50 and 250 customers. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality has been and could continue to be challenged. Some advertisers that are repeat users of our Media Services have increased their spending over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach or have already reached a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. Since 2014, we have been experiencing fluctuations in average customer spend, as well as the loss of, or decline in spend by, some of our larger customers. If we are unable to reverse this trend, continue to attract more new high value customers and obtain additional business from existing customers, our revenue and operating results will continue to be adversely affected.
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

We promoted E. Randolph Wootton III from chief revenue officer for North America to chief executive officer, or "CEO," in November 2015. In March 2016, Rex S. Jackson joined the Company as chief financial officer, or "CFO". We also hired additional senior leaders in 2015 and the first half of 2016 including a chief revenue officer, a chief marketing officer, a chief customer officer, managing director of international operations, and other sales and business development roles. Our future success depends upon us successfully integrating these leaders into their new roles, as well as our ability to attract and retain additional management team members and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.

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
As of June 30, 2016, we had $66.7 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
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
In the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. The General Data Protection Regulation, which was ratified in December 2015 and adopted by the Council of Europe and the European Parliament in April 2016, is being readied for implementation in the European Union. The General Data Protection Regulation is an EU-wide regulation, which would be enforced in all member states, that could restrict how data is collected in the EU, what type of user consent must be obtained prior to data collection, and other rules related to the collection, storage and usage of data gathered from EU citizens. If enacted into law, possible new rules regarding data collection could limit or change the way we collect information, and could have a negative impact on our ability to optimize our clients' advertising campaigns.
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
If we fail to maintain adequate security and supporting infrastructure as we scale our systems, we may experience outages and disruptions of our services, and we may be in breach of our security obligations to our enterprise customers, advertising exchanges, or other suppliers. Any of these occurrences could harm our brand and reputation; result in loss of customer information and related indemnity obligations and other liabilities; and negatively impact our revenue and results of operations.
As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage, and database technologies. Creating the appropriate support for our technology platforms, including big data and computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We make representations to our customers, advertising exchanges and other suppliers, regarding our security policies and practices, and often are subject to their terms and conditions. If we do not adequately implement and enforce these security policies to the satisfaction of our customers, advertising exchanges or other business partners, this could result in a loss of customer or supplier confidence, damage to our reputation and a loss of business. Further, security breaches could not only diminish the quality of our services and our performance for advertisers; they could also be a violation of security obligations to our enterprise customers that are designed to protect the data that we collect, store and transmit for them. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators; or the introduction of computer viruses or malware into our systems. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property, our data and/or our customers’ data, or the distribution of malicious software. In addition, we are vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platforms. The steps we take to increase the reliability, integrity and security of our systems may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platforms and the increasing number of connections with the technology of customers, third party partners and vendors. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners, as well as exposure to indemnity claims and other liability to our enterprise solution customers and other business partners, which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.
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
Our business depends in part on providing our advertisers with a service that they trust. We have contractual commitments to take commercially reasonable measures to prevent advertisers’ advertisements from appearing on undesirable websites or on certain websites that they identify, and we use a combination of proprietary technology and third-party services to help us meet those commitments. We use third party technology, and our own proprietary technology, to detect suspected invalid bot traffic, as well as click fraud, which is an automated computer-generated click on an advertisement rather than a click by a human. In 2014 there was a significant amount of negative publicity about fraud and bot traffic within our industry, including negative publicity directed at us. As a result, our abilities to both combat bot traffic and to communicate proactively about our capabilities in this area have become increasingly important. In addition, we use proprietary technology to block inventory that we suspect to be fraudulent, including “tool bar” inventory, which is inventory that appears within an application, often called a “tool bar,” and that overlays a website and displaces any advertising that would otherwise be displayed on that website. Preventing and combating fraud, which is an industry-wide issue, requires constant vigilance, and we may not always be successful in our efforts to do so or in our efforts to address negative press on the topic.
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
The amount, quality and cost of inventory available to us can change at any time. Our suppliers are not bound by long-term contracts, and we purchase inventory subject to their terms and conditions. As a result, we cannot provide any assurance that we will have access to a consistent supply of quality inventory through real-time advertising exchanges. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges and other digital advertising suppliers continues to increase, while the number of suppliers may decline due to consolidation trends in the industry; both of these factors could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges and other advertising inventory, or if real-time advertising exchanges or other suppliers decide not to make their advertising inventory available to us for violations of their terms and conditions or otherwise, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks. We may also seek to acquire access to premium inventory directly from publishers for display, mobile and video impressions. Other companies, including large integrated companies that own or have exclusive relationships with publishers, ad exchanges and ad networks, may compete with us and restrict our access to media inventory from their wholly-owned properties or other publishers.
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
If we are unable to maintain a consistent supply of quality inventory for any reason, our business, brand and reputation, advertiser retention and loyalty, financial condition and results of operations would be harmed.
Currently, our social media offering is almost entirely dependent on access to Facebook’s inventory. We no longer have access to FBX inventory and now access Facebook inventory through APIs. If our access to quality inventory in social media (including through Facebook) is diminished or if we fail to acquire new advertising inventory in social media, our growth could be impeded and our revenue could decline.
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
We depend upon the sustained and uninterrupted performance of our technology platforms to operate and execute thousands of campaigns at any given time; manage our inventory supply (including inventory quality controls); bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platforms cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platforms, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platforms. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. In addition, many of our customers use third-party services to measure campaign results, such as ad delivery, viewability, and fraud detection, and the accuracy of these services may differ. There may be discrepancies between our measurements and the measurements of these third parties which make it challenging for us to deliver on our advertisers’ goals as measured in these different ways. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack of confidence in us or the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that have not been delivered properly. These campaign measurement issues add complexity, cost, and risks associated with performance and quality to some of the campaigns we deliver. Material defects or errors in our enterprise platform, including our DMP solution, could also result in unanticipated costs and harm to our reputation. The software systems underlying the enterprise solutions, including the DMP, are inherently complex and may contain errors that could cause disruption in availability and other performance issues. Such performance issues could result in customers making warranty or other claims against us. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our reputation as well as our financial position, results of operations and growth prospects.
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
We have committed to complying with the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self-regulatory principles in Europe adopted by the Interactive Advertising Bureau—Europe and the European Digital Advertising Alliance and the Digital Advertising Alliance of Canada in Canada. Our efforts to comply with these principles include offering Internet users notice and transparency when advertising is served to them based, in part, on web browsing data history. We also offer Internet users the ability to opt out of receiving interest-based advertisements based on historical data that we have collected. However, we have made mistakes in our implementation of these guidelines in the past, and if we make mistakes in the future, or our opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we could be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our reputation and our business.
Our corporate culture has contributed to our success. If we cannot maintain it as the size of our employee base fluctuates, we could lose the innovation, creativity and teamwork fostered by our culture, and our business could be harmed.
Through the second quarter of 2015, we had undergone rapid, continuous growth in our employee base. However, in April 2015 we announced a reduction in force affecting approximately 11% of our employee base. We had 899 employees (710 in the United States and 189 employees overseas) as of June 30, 2016, compared with 1,008 employees (837 and 171 employees in the United States and overseas, respectively), as of June 30, 2015. Both rapid growth and layoffs can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. As of June 30, 2016, two agency holding companies, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, pseudonymous identifiers, location data and other information, have in the past and could in the future, cause us to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The referendum held in June 2016 by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit,” could also lead to further legislative and regulatory changes. We use anonymous and pseudonymous data to buy media for, target and effectively optimize our clients' marketing campaigns. We do not knowingly collect personally identifiable information (PII), allow our clients to send us PII or store PII in our platform. It is possible that the definition of PII that government regulatory bodies operate under may be modified or expanded in markets where we does business. If this occurs, and if we can no longer collect or use specific types of data in markets where we previously had access to it, the performance of our clients' marketing campaigns may suffer and our ability to efficiently and cost-effectively purchase media may be adversely affected. These possible changes could impact revenue and other results of operations.
We must comply with government laws and regulations regarding the collection and use of certain kinds and classifications of data, such as the Children's Online Privacy Protection Act and the Health Insurance Portability and Accountability Act. Failure to comply with such government regulations could result in fines, penalties and negative press for us.

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
The Safe Harbor Framework, which was an agreement negotiated by the United States Department of Commerce with the European Union, allows US-based companies to transfer personal data about European citizens from the EU to the United States, after the US-based company has certified compliance with the Safe Harbor with the US Department of Commerce. When companies certify that they are compliant with Safe Harbor, they are reporting that they comply with specific obligations and practices detailed in the Framework. We are a Safe Harbor certified company in good standing. However, in 2016, the United States Department of Commerce and the European Union released an update to the Safe Harbor Framework, which is called

Privacy Shield. Some of the requirements in the new Privacy Shield Framework are new obligations for companies that wish to certify. The steps that will allow US companies to certify compliance with the Privacy Shield Framework are not newly finalized and ratified, and Privacy Shield certification will be available in August of 2016. It is possible that the indeterminate status of the previous Safe Harbor Framework and new Privacy Shield Framework may result in the reluctance of EU clients to do business with us.

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

Legal claims against us resulting from the actions of our customers could damage our reputation and be costly to defend.
We receive representations from our customers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our customers that they maintain adequate privacy policies that allow us to place pixels on their websites and collect data from users that visit those websites to aid in delivering our solution. However, we do not independently verify whether we are permitted to deliver advertising to our customers’ Internet users or that the content of the advertisements we deliver is legally permitted. If any of our customers’ representations are untrue and our customers do not abide by foreign, federal, state or local laws or regulations governing their content or privacy practices, we could become subject to legal claims against us, we could be exposed to potential liability (for which we may or may not be indemnified by our advertisers), and our reputation could be damaged.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. Economic downturns or instability in political or market conditions may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic recovery in the U.S. or abroad, are likely to affect our business prospects. In addition, concerns over the sovereign debt situation in certain countries in the EU, the impact of Brexit, as well as continued geopolitical turmoil in many parts of the world have, and may continue to, put pressure on global economic conditions, which could lead to reduced spending on advertising.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through June 30, 2016, our common stock has ranged in price from a low of $2.09 to a high of $71.89. These fluctuations have caused many stockholders to suffer declines in the value of their investment in our common stock. Factors that could cause further fluctuations in the trading price of our common stock include the following:

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
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 44.4% of the outstanding shares of our common stock based on the number of shares outstanding as of June 30, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through June 30, 2016. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	—	—	—	—
May 1 - May 31, 2016	—	—	—	—
June 1 - June 30, 2016	—	—	—	—
Total	—	—	—
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

Dated: August 8, 2016

ROCKET FUEL INC.
By:	/s/ Rex S. Jackson
Rex S. Jackson
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Second Amended and Restated Bylaws of the Registrant					X
10.1	Third Amendment dated June 21, 2016 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	6/22/2016
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2(1)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

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