Form 10-Q
period 2016-09-30
Rocket Fuel Inc.
filed 2016-11-08
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes on common stock as of the latest practicable date. On October 31, 2016, there were 45,582,944 shares of the registrant's common stock, par value $0.001, outstanding.

EMERGING GROWTH COMPANY
We are an ‘‘emerging growth company’’ as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	62
Item 3.	Defaults upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	63
	Signature	64

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$78,663	$78,560
Accounts receivable, net	113,169	124,998
Prepaid expenses	2,812	3,803
Other current assets	4,034	2,081
Total current assets	198,678	209,442
Property, equipment and software, net	65,431	82,781
Restricted cash	1,839	2,141
Intangible assets, net	38,639	50,919
Deferred tax assets, net	676	718
Other assets	640	1,053
Total assets	$305,903	$347,054
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$64,068	$71,292
Accrued and other current liabilities	33,623	40,734
Deferred revenue	3,556	2,116
Current portion of capital leases	8,807	8,602
Current portion of debt	71,112	45,720
Total current liabilities	181,166	168,464
Debt—Less current portion	—	17,617
Capital leases—Less current portion	7,911	11,855
Deferred rent—Less current portion	15,254	14,042
Other liabilities	850	1,176
Total liabilities	205,181	213,154
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value— 1,000,000,000 authorized as of September 30, 2016 and December 31, 2015; 45,512,608 and 43,567,016 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	45	44
Additional paid-in capital	468,907	453,338
Accumulated other comprehensive loss	(698)	(151)
Accumulated deficit	(367,532)	(319,331)
Total stockholders’ equity	100,722	133,900
Total liabilities and stockholders’ equity	$305,903	$347,054
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$109,720	$111,836	$331,433	$336,235
Costs and expenses:
Media costs	47,092	43,673	140,573	138,389
Other cost of revenue	22,790	20,105	63,272	59,887
Research and development	7,913	11,022	27,990	34,136
Sales and marketing	29,084	41,681	102,114	126,309
General and administrative	11,912	12,328	38,998	44,663
Impairment of goodwill	—	117,521	—	117,521
Restructuring	—	—	1,567	6,471
Total costs and expenses	118,791	246,330	374,514	527,376
Operating loss	(9,071)	(134,494)	(43,081)	(191,141)
Interest expense	1,082	1,087	3,351	3,472
Other (income) expense, net	411	797	1,083	2,309
Loss before income taxes	(10,564)	(136,378)	(47,515)	(196,922)
Income tax provision	171	213	686	942
Net loss	$(10,735)	$(136,591)	$(48,201)	$(197,864)
Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(3.19)	$(1.09)	$(4.67)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	44,353	42,763	44,167	42,350

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,735)	$(136,591)	$(48,201)	$(197,864)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(73)	25	(547)	32
Comprehensive loss	$(10,808)	$(136,566)	$(48,748)	$(197,832)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	$(48,201)	$(197,864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	—	117,521
Depreciation and amortization	37,691	38,078
Impairment of long-lived assets	1,225	2,704
Accelerated amortization of leasehold improvements	7,059	—
Stock-based compensation expense	12,004	20,188
Deferred taxes	41	—
Other non-cash adjustments, net	2,717	1,115
Changes in operating assets and liabilities:
Accounts receivable	9,929	24,133
Prepaid expenses and other assets	(1,100)	9,892
Accounts payable, accrued and other liabilities	(5,599)	(15,120)
Deferred rent	(6,495)	684
Deferred revenue	1,440	1,058
Net cash provided by operating activities	10,711	2,389
Investing Activities:
Purchases of property, equipment and software	(5,032)	(10,797)
Business acquisition, net	—	(367)
Capitalized internal-use software development costs	(8,420)	(9,207)
Other investing activities	424	636
Net cash used in investing activities	(13,028)	(19,735)
Financing Activities:
Proceeds from issuance of stock, net of issuance costs	1,632	—
Proceeds from employee stock plans, net	1,254	3,373
Tax withholdings related to net share settlements of restricted stock units	(1,020)	(974)
Repayment of capital lease obligations	(6,409)	(4,337)
Proceeds from debt facilities, net of issuance costs	31,350	(242)
Repayment of debt	(24,000)	(4,500)
Net cash provided by (used in) financing activities	2,807	(6,680)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(387)	53
Change in Cash and Cash Equivalents	103	(23,973)
Cash and Cash Equivalents—Beginning of period	78,560	107,056
Cash and Cash Equivalents—End of period	$78,663	$83,083

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$449	$834
Cash paid for interest	2,876	2,930
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accruals	$556	$1,664
Property, equipment and software acquired under capital lease obligations	2,670	5,116
Vesting of early exercised options	64	133
Stock-based compensation capitalized in internal-use software costs	1,881	2,018
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

Recently Issued and Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases which replaces the existing guidance in ASC 840, Leases. The amendment is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is evaluating the impact of the adoption on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU to its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10 ("ASU 2016-10"), Identifying Performance Obligations and Licensing, which provides more detailed guidance on identifying performance obligations and licenses of intellectual property related to the new revenue recognition guidance under ASC 606, Revenue. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU to its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12 ("ASU 2016-12"), Narrow-Scope Improvements and Practical Expedients, which provides clarification on some topics of the new revenue recognition guidance under ASC 606. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU and the adoption of ASC 606 to its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU to its consolidated financial statements and related disclosures.

With the exception of the new standards discussed above along with those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016 that are of significance or potential significance to the Company.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2016 and December 31, 2015, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Capitalized internal-use software costs	$49,135	$38,879
Computer hardware and software	60,603	57,827
Furniture and fixtures	12,519	13,619
Leasehold improvements	30,146	39,956
Total	152,403	150,281
Accumulated depreciation and amortization	(86,972)	(67,500)
Total property, equipment and software, net	$65,431	$82,781
Refer to Note 4 for details of the Company's capital leases.
The Company capitalized internal-use software development costs of $3.3 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $10.3 million and $11.6 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense of internal-use software costs was $2.9 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $7.9 million and $5.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Total depreciation and amortization expense related to property, equipment and software, exclusive of the amortization of capitalized internal-use software costs, was $5.6 million and $6.2 million for the three months ended September 30, 2016 and 2015, respectively, and $24.5 million and $18.4 million for the nine months ended September 30, 2016 and 2015, respectively.
In addition, in the three months ended June 30, 2016, the Company recorded impairment and accelerated amortization of leasehold improvements and furniture and fixtures of $8.3 million primarily related to its terminated office lease in New York in connection with its restructuring activities. Refer to Note 5 for details of the Company's restructuring costs.

NOTE 3.	BUSINESS COMBINATIONS
Acquisitions in Fiscal Year 2014

On September 5, 2014, the Company acquired X Plus Two Solutions, Inc., a Delaware corporation (“X Plus Two”), which wholly owned X Plus One Solutions, Inc. known in the industry as [x+1] ("[x+1]"). Management believed the acquisition of [x+1] would significantly expand the market opportunity and help accelerate the Company’s entry into the digital marketing enterprise software-as-a-service ("SaaS") market. The total purchase consideration was as follows (in thousands):

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

			September 30, 2016			December 31, 2015
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(23,988)	$18,112	$42,100	$(15,295)	$26,805
Customer relationships	7-8	27,700	(7,173)	20,527	27,700	(4,573)	23,127
Trademarks	5	2,000	(2,000)	—	2,000	(2,000)	—
Non-compete agreements	2	2,900	(2,900)	—	2,900	(1,913)	987
Total		$74,700	(36,061)	38,639	$74,700	$(23,781)	$50,919
Total amortization expense related to intangible assets acquired in the business combination with [x+1] was $4.0 million and $5.8 million for the three months ended September 30, 2016 and 2015, respectively, and $12.3 million and $14.3 million for the nine months ended September 30, 2016 and 2015, respectively. During the third quarter of 2015, the Company accelerated the amortization of the trademark assets, recording $1.6 million in amortization expense due to a change of its useful life.

NOTE 4.	CAPITAL LEASES
Property, equipment and software includes hardware and software related to our data centers, which are typically acquired under capital lease agreements. The remaining future minimum lease payments under these non-cancelable capital leases as of September 30, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2016 (remaining 3 months)	$2,677
2017	8,776
2018	5,280
2019	1,129
2020	84
Total minimum lease payments	$17,946
Less: amount representing interest and taxes	(1,228)
Less: current portion of minimum lease payments	(8,807)
Capital lease obligations, net of current portion	$7,911

NOTE 5.	RESTRUCTURING COSTS
During the nine months ended September 30, 2016, the Company recorded $1.6 million of restructuring expenses, net of credits, consisting of accelerated amortization and impairment of leasehold and other assets of $8.3 million and $0.4 million of moving costs, primarily related to the termination and sublease of certain office spaces, and severance costs of $1.2 million; partially offset by the release of deferred rent liabilities of $8.3 million related to the aforementioned office spaces. The severance costs were incurred and paid during the nine months ended September 30, 2016.
During the nine months ended September 30, 2015, the Company recorded $6.5 million of restructuring expenses, net of credits, consisting of impairment of leasehold and other assets of $2.7 million and $0.3 million in broker costs related to the sublease of excess office space, and $3.4 million in employee severance costs.

There were no restructuring activities and related charges taken during the three months ended September 30, 2016 and 2015.

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
On September 15, 2016, the Company further amended the 2016 Loan Facility. This amendment provides for a floor of zero percent (0%) for certain LIBOR definitions and a change in the timing for measuring whether the Company’s aggregated cash on deposit with the lenders and other domestic financial institutions falls below $40.0 million (calculating our balance on the last day of each month rather than on a continuous rolling basis) for purposes of determining whether the Agent has the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the Company's revolving credit facility.

Under the 2016 Loan Facility, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility if the aggregate cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million at month-end. The Company may repay revolving loans under the 2016 Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.
As of September 30, 2016, $71.5 million under the revolving credit facility and letters of credit in the amount of $5.8 million were outstanding.
Revolving loans bear interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 2.625% to 3.125%. Term loans bore interest, at the Company's option, at (i) a base rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 2.50% to 3.00%, or (ii) a LIBOR rate determined pursuant to the terms of the 2016 Loan Facility, plus a spread of 3.50% to 4.00%. In each case, the spread is based on the cash reflected on the Company’s balance sheet for the preceding fiscal quarter, plus an amount equal to the average unused portion of the revolving credit commitments during such fiscal quarter. The base rate is determined as the highest of (i) the prime rate announced by Comerica Bank, (ii) the federal funds rate plus a margin equal to 1.00% and (iii) the daily adjusted LIBOR rate plus a margin equal to 1.00%. Under certain circumstances, a default interest rate of 2.00% above the applicable interest rate will apply on all obligations during the existence of an event of default under the 2016 Loan Facility.
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
The terms of the 2016 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of September 30, 2016, the Company was in compliance with all financial and non-financial covenants. The Company currently anticipates that its results for the period ending December 31, 2016 will likely cause it to fall short of the bank-defined EBITDA covenant for such period, in which case the Company intends to obtain a modification or waiver from the lenders for this covenant. In addition, the Company intends to seek an amendment of certain covenant requirements for fiscal year 2017. The Company has been able to negotiate waivers and amendments with its lender in the past and it expects to be successful in modifying the lending arrangement or obtaining a waiver for the anticipated covenant breach.
     If the Company is not able to negotiate a waiver or amendment with the current lenders, it will seek alternative sources of financing from other financial institutions.

As of September 30, 2016, the $71.5 million balance outstanding under the 2016 Loan Facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. This debt on the condensed consolidated balance sheets is shown net of $0.4 million in unamortized debt issuance costs.

NOTE 7.	STOCKHOLDERS’ EQUITY
Registration Statement
On May 10, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Registration Statement”). The Registration Statement contains (i) a base prospectus that covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, preferred stock, warrants, debt securities, subscription rights and units and (ii) the base prospectus along with an accompanying sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $30.0 million of the Company’s common stock that may be issued and sold from time to time under an "at-the-market" offering sales agreement with Cantor Fitzgerald & Co. (Cantor). The up to $30.0 million of common stock that may be issued and sold under the "at-the-market" sales agreement prospectus supplement is included in the $50.0 million of securities that may be offered and sold under the base prospectus. The Registration Statement was declared effective in August 2016.
During the three months ended September 30, 2016, the Company issued 697,405 shares through an "at-the-market" offering for a total of $1.4 million in proceeds, net of issuance costs which include 3% of sales commission paid to Cantor or approximately $0.1 million.

Stock Options and Stock Awards
The following table summarizes information pertaining to our stock-based compensation expense from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015
Stock options:
Outstanding at the beginning of the period	5,387	6,291
Options granted (1)	6,654	396
Options exercised	(230)	(423)
Options canceled and forfeited (1)	(4,056)	(628)
Outstanding at the end of the period	7,755	5,636
Total intrinsic value of options exercised	$443	$2,619
Total unrecognized compensation expense at period-end	$8,725	$14,997
Weighted-average remaining recognition period at period-end (in years)	2.4	1.9

Stock awards:
Outstanding at the beginning of the period	3,612	2,515
Stock awards granted	575	2,767
Stock awards vested	(897)	(357)
Stock awards canceled	(1,064)	(1,032)
Outstanding at the end of the period	2,226	3,893
Weighted-average grant-date fair value	$9.67	$13.28
Total unrecognized compensation expense at period-end	$14,675	$36,013
Weighted-average remaining recognition period at period-end (in years)	2.4	2.8
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
A total of 2,200,000 shares of common stock were reserved for issuance upon initial adoption of the 2016 Plan. The 2016 Plan has a term of one year from its effective date. The compensation committee of the board of directors has the authority to approve the employees to whom equity awards are granted and to determine the terms of each award, subject to the terms of the 2016 Plan. The compensation committee may determine the number of shares subject to an award. Options and stock appreciation rights granted under the 2016 Plan must have a per share exercise price equal to at least 100% of the fair market value of a share of the Company's common stock as of the date of grant and may not expire later than 10 years from the date of grant.
As of September 30, 2016, 1.6 million shares and 5.7 million shares have been granted under the 2016 Plan and 2013 Plan, respectively.
Employee Stock Purchase Plan
In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2016, total compensation costs, representing the fair value related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before November 30, 2016 were approximately $0.6 million, which will be recognized over the offering period.
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
The Company uses the straight-line method for expense recognition over the vesting period of the award or option.
The assumptions used to value options granted to employees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	6.25	6.3	5.5 - 6.25	6.3
Volatility	55.0%	50.7% - 58.0%	55.0%	50.7% - 58.0%
Risk-free interest rate	1.09% - 1.37%	1.57% - 1.85%	1.09% - 1.93%	1.57% - 1.85%
Dividend yield	—	—	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	63.0%	73.3%	63.0% - 65.0%	73.30%
Risk-free interest rate	0.49%	0.07%	0.42% - 0.49%	0.07%
Dividend yield	—	—	—	—
Stock-based Compensation Allocation
The following table summarizes the allocation of stock-based compensation, net of amounts capitalized for internal-use software development, in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other cost of revenue	$523	$465	$1,546	$1,567
Research and development	451	1,688	2,797	5,769
Sales and marketing	1,011	2,478	3,857	7,634
General and administrative	1,127	1,676	3,804	5,218
Total	$3,112	$6,307	$12,004	$20,188

NOTE 8.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three and nine months ended September 30, 2016 and 2015, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(10,735)	$(136,591)	$(48,201)	$(197,864)
Weighted-average shares used to compute basic and diluted net loss per share	44,353	42,763	44,167	42,350
Basic and diluted net loss per share	$(0.24)	$(3.19)	$(1.09)	$(4.67)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	10,533	9,754	10,533	9,754

NOTE 9.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provisions of $0.2 million for each of the three months ended September 30, 2016 and 2015, and $0.7 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively, primarily due to foreign and state income taxes.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided valuation allowances against such domestic assets as of September 30, 2016 and December 31, 2015.

NOTE 10.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in and outside of the United States that expire at various dates through 2026.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $3.1 million and $3.9 million for the three months ended September 30, 2016 and 2015, respectively, and $11.7 million and $11.9 million for the nine months ended September 30, 2016 and 2015, respectively.
The approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of September 30, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2016 (remaining 3 months)	$4,016
2017	16,807
2018	15,511
2019	16,340
2020	7,113
Thereafter	20,883
$80,670

Please refer to Note 4 for details of the Company's capital lease commitments as of September 30, 2016.
Letters of Credit, Bank Guarantees and Restricted Cash—As of September 30, 2016 and December 31, 2015, the Company had irrevocable letters of credit for facilities leases of $5.8 million and $6.0 million, respectively. The letters of credit have various expiration dates, with the latest being March 2023.
As of September 30, 2016 and December 31, 2015, the Company had $2.0 million and $2.3 million, respectively, in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash and other assets on the Company's condensed consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against the Company and certain of its officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013 (the "IPO") and the secondary offering on February 5, 2014 (the "Secondary Offering") were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of the Company's technology to detect and eliminate fraudulent web traffic, and about Rocket Fuel’s future prospects. The consolidated complaint also alleged that the Company’s registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 (the "Exchange Act" claims), and for violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act" claims), on behalf of those who purchased the Company’s common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the Company’s public offerings. We continue to vigorously defend ourselves against this purported class action.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of the then-current and former officers and the Company’s board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. The complaint seeks monetary damages in an unspecified amount, restitution, and reform of internal controls. On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action is Lunam v. William Ericson, et. al., Case No. CGC-16-551209. The complaint seeks monetary damages in an unspecified amount and reform of internal controls. Both of these state court actions were stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described above below. We intend to vigorously defend ourselves against these actions.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions were based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. All defendants moved to dismiss the consolidated complaint on May 19, 2016 and on October 6, 2016 In re Rocket Fuel Inc. Derivative Litigation was dismissed with prejudice. Following the dismissal with prejudice, former plaintiffs in In re Rocket Fuel Inc. Derivative Litigation sent us a letter dated October 12, 2016 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in In re Rocket Fuel, Inc. Derivative Litigation which were substantially the same as the asserted claims in In re Rocket Fuel Securities Litigation. The Company acknowledged the Shareholder Demand on October 19, 2016.
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$89,068	$90,601	$260,438	$275,765
All Other Countries (1)	20,652	21,235	70,995	60,470
Total revenue	$109,720	$111,836	$331,433	$336,235

(1) No individual country, other than the United States exceeded 10% of our total revenue for any period presented.

The following table summarizes total carrying values of property, equipment and software, in the respective locations (in thousands):

	September 30,	December 31,
	2016	2015
United States	$60,228	$77,038
All Other Countries	5,203	5,743
Total property, equipment and software	$65,431	$82,781

NOTE 12.	GOODWILL
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

In the second step of the goodwill impairment test the Company estimated the fair value of its assets and liabilities to determine the implied fair value of goodwill, and then compared the implied fair value of the goodwill to its carrying value. The outcome of this second step resulted in a non-cash impairment of goodwill of 117.5 million, which was recorded during the third quarter of fiscal year 2015.

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

Nielsen is one of the Company's data vendors. Total expense recognized for services delivered by Nielsen and its affiliates during the nine months ended September 30, 2016 was $1.0 million. Total accounts payable as of September 30, 2016 were $0.6 million.

NOTE 14. SUBSEQUENT EVENTS
In October 2016, the Company entered into a Lease Termination and Release Agreement (the “Termination Agreement”) with Google Inc. (the “Landlord”) which provides for an early termination, effective as of January 2, 2017, of the Company's headquarter office lease located at 1900 Seaport Boulevard, Redwood City, CA 94063. The lease was previously scheduled to expire on December 31, 2019. Following the termination, the Company will have no further rent obligations to the Landlord . The Company also entered into a new lease agreement in October 2016 and will move its headquarter to 2000 Seaport Boulevard, 4th Floor, Redwood City, CA 94063, effective in January 2017, which is approximately a third of the existing space.

The remaining future minimum cash lease payments under the Company's non-cancelable operating leases as presented in Note 10 decreased by approximately net $16.7 million as a result of these subsequent events.

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

•	expectations for future financial performance, including revenue and the levels of operating expenses in the areas of research and development, sales and marketing and general and administrative;

•	expectations related to financing;

•
our expectation that, subject to achieving our operating plans, existing cash and cash equivalents and financing from the 2016 Loan Facility and any capital raises will be sufficient to meet our business requirements for at least the next 12 months;

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
Overview
Rocket Fuel brings the power of machine learning to the world of digital marketing, offering technology and services designed to help advertising agencies and their clients connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives. Our platform autonomously purchases ad spots, or impressions, one at a time, on real-time advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition.

Our core service offerings are organized around two solutions - a Demand Side Platform (DSP) and a Data Management Platform (DMP) - which can be used independently or together, and can be integrated with a customer’s other customer relationship management or marketing platforms. We refer to our DSP alone or our DSP plus DMP solutions as our programmatic marketing platform. We offer our programmatic marketing platform as a managed service, which we operate on behalf of our customers (our "Media Services"), and as a technology solution our customers acquire and operate themselves, or acquire and obtain supporting services from us (our "Platform Solutions").

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

Our programmatic marketing platform is designed to learn from each advertising message it delivers and apply that learning to future decisions as the advertising campaign is being delivered - a feature we call Marketing that Learns™.

In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of X Plus One Solutions, Inc. ("[x+1]"), a privately held programmatic marketing technology company. Our acquisition of [x+1] allowed us to add important assets to our technology solutions, including our DMP.

Factors Affecting Our Performance
We believe the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth and Availability of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is significantly affected by growth rates in both real-time advertising exchanges and the digital advertising channels we address. These markets have grown rapidly in the past several years but are highly dynamic; any acceleration, or slowing, of this growth would affect our overall performance.
The availability of inventory on real-time advertising exchanges and our ability to access this inventory, could also impact our performance as we must optimize our solutions across the display (fundamentally desktop and laptop), mobile, social and video channels. We face different competitive landscapes in mobile, social and video channels. For example, at the beginning of 2015 Facebook eliminated access to the Facebook exchange platform, or "FBX," for some of their partners including us, requiring us to adapt our offering in order to continue to access some of the advertising inventory from Facebook. We adapted our technology offerings to address this change, but our sales efforts were impacted and our Facebook campaigns declined as we shifted to buying Facebook inventory through their APIs. Facebook continued to allow some other companies in our industry to purchase inventory through the FBX platform, which was available through November 1, 2016, and which has likely put us at a competitive disadvantage. Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through real-time bidding, or "RTB." Our DSP offering primarily relies on having access to RTB exchanges; however, some publishers have begun to remove their advertising inventory from RTB exchanges, notably the FBX restrictions noted above and changes to Google’s YouTube video inventory availability beginning in 2016.

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
In July 2014, we announced our Platform Solutions in the United States and Europe, which allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. To succeed, we must attract customers to our programmatic marketing platform, and establish relationships with systems integrators and other partners to integrate our functionality into their customers' marketing technology platforms. We must also compete with offerings that are often priced at a substantially lower percentage of media spend than our platform pricing. As we offer Platform Solutions to more customers across the globe, our costs of compliance with policies set by real time advertising exchanges for the use of their exchanges increases as these customers use our programmatic marketing platform to purchase inventory. We also take on risk that customers on our platform violate these policies through the distribution of malware or other policy violations, and those policy violations jeopardize our access to real time advertising exchanges on behalf of our Media Services customers and other Platform Solutions customers. We have terminated relationships with customers whose policy violations have jeopardized our access to real time advertising exchanges.
In addition to challenges created by the emergence of agency trading desks and competing self-service platforms, our insertion order, or "IO,"-based Media Services business has faced increased challenges within some of the major agency holding companies. These challenges include overcoming questions and objections regarding our pricing and related media margins, impression placements and the transparency of our results, and how our technology achieved them. We are focused on addressing these concerns with the major agency holding companies, their agencies and trading desks, and in some cases adjusted our pricing in order to better compete which reduced our media margin.
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
Mix of Media Services versus Platform Solutions and Impact on Margins
Our strategy to offer our programmatic marketing platform as a Platform Solution has had, and we expect will continue to have, an impact on our revenue mix and profitability, and we expect our media margins to decline. Media Services agreements, in the form of insertion orders, typically have a term of a few weeks to months, and are most often priced on a cost-per-thousand impressions basis with the media spend optimized by our technology. Platform Solutions agreements, on the other hand, may have longer terms to use the technology at a predetermined percentage of media spend, which may vary based on volume. The media margin in Platform Solutions is typically materially lower than for Media Services. Our strategy to focus on a smaller number of high value customers is also impacting our margins, primarily due to lower rates provided to clients with larger media spend.
In Platform Solutions, our operating costs are higher up front as we train and assist our customers adopting our platform and as they increase the number of campaigns run on it, but we expect such costs to decline over time as our customers learn to use the platform or agree to pay us additional services fees for assistance we provide on a longer term basis. Our success in our Platform Solutions strategy depends upon our ability to train our platform customers quickly and efficiently, to charge for services required over time, and to increase the number of campaigns these customers run through our platform.

Expanding our Business with Higher Value Customers
In order to achieve sustainable revenue growth, we must retain spend and gain a larger amount of our current customers’ advertising budgets, and attract new, high-value customers. Our strategy is to focus on expanding our business with a smaller set of larger, higher value customers rather than expanding our customer count. Accordingly, a key measure for us is revenue from our top 50 and 250 customers. During the three months ended September 30, 2016, revenue from our top 50 customers was 59% of total revenue, compared to 49% in the third quarter of fiscal year 2015. During the three months ended September 30, 2016, revenue from our top 250 customers was 86% of total revenue, compared to 80% in the third quarter of fiscal year 2015.
We believe that expanding our business with higher value customers is an important indicator of our ability to grow our business and achieve profitability through scale. Our goal is to increase our revenue period-over-period, and to increase the percentage of that revenue represented by these two customer sets.
Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings and infrastructure to address the needs of our target markets, including offering our programmatic marketing platform as Media Services and Platform Solutions.
As part of this growth strategy, during 2014, we added sales, marketing, operations and customer support personnel. Our growth strategy also included continuing to invest in research and development to enhance our solutions, integrate our and [x+1]'s technology platforms, improve the self-service capabilities of our platform, and create additional offerings. As a result, as part of these investments in resources and growth, we saw operating expenses increase significantly in absolute dollars and increase as a percent of revenue. In 2015, we focused on streamlining our customer services, research and development, sales and marketing, and general and administrative areas with a goal of reducing the cost of those functions as a percentage of revenue in future periods, while maintaining our ability to service customers. As part of this effort, we reduced our workforce approximately 11% and implemented other cost reduction measures, recording $7.4 million in restructuring charges in fiscal year 2015. We have continued to streamline our operations in 2016, optimizing our use of office space in several locations and recording $1.6 million in net restructuring charges in the nine months ended September 30, 2016, further reducing our overall cost base. However, employee attrition and the resulting influx of new leaders and other employees in 2015 and 2016 have impacted our efficiency across the company as we expend the time and resources necessary to recruit and retain our talent, restructure our organizations, and train new employees.
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
Our capital expenditures for property, equipment and software were $11.5 million during fiscal year 2015 as we completed the majority of our facilities. In the first nine months of fiscal year 2016, we invested $5.0 million into property, equipment and software, and we expect these expenditures to remain below prior year's. To minimize the upfront cash investment required to scale our data centers, we utilize capital leasing facilities, as available, to finance our data center hardware and software needs.
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
The digital advertising industry is rapidly adopting programmatic buying for video advertising and programmatic TV, or "pTV," which is dominated by brand campaigns. To measure our success in brand, we categorize and report video and pTV campaigns as brand, and report all non-video or non-pTV campaigns as direct-response. In the third quarter of fiscal year 2016, the revenue split between direct-response and brand was approximately 93% to 7%, compared to 94% to 6% in the third quarter of fiscal year 2015. We expect the demand for programmatic brand advertising to expand in the future, and thus we will continue our strategic focus on this opportunity. Our success in our brand strategy will depend in part upon our ability to further develop models to validate our video campaigns' performance to our customers.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to be influenced by seasonal factors that affect the advertising industry as a whole. Despite the seasonal nature of our revenue, many of our costs, such as headcount-related expenses, depreciation and amortization, and facilities costs, are relatively fixed in the short term and do not follow these same seasonal trends.
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
Costs and Expenses
We classify our expenses into these categories: media costs, other cost of revenue, research and development, sales and marketing, general and administrative, and restructuring expense. Personnel costs for each category of expense other than media costs generally include salaries, bonuses and sales commissions (for sales and marketing only), stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, utilities, telephones and other miscellaneous expenses.

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
Other (income) expense, net. Other (income) expense - net consists primarily of gains and losses on foreign currency transactions. We have foreign currency exposure related to our cash and accounts receivable that are denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, British pound and the Euro. As our foreign sales and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands, except loss per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Operations Data:
Revenue	$109,720	$111,836	$331,433	$336,235
Costs and expenses:
Media cost	47,092	43,673	140,573	138,389
Other cost of revenue (1)	22,790	20,105	63,272	59,887
Research and development (1)	7,913	11,022	27,990	34,136
Sales and marketing (1)	29,084	41,681	102,114	126,309
General and administrative (1)	11,912	12,328	38,998	44,663
Impairment of goodwill	—	117,521	—	117,521
Restructuring	—	—	1,567	6,471
Total costs and expenses	118,791	246,330	374,514	527,376
Operating loss	(9,071)	(134,494)	(43,081)	(191,141)
Interest expense	1,082	1,087	3,351	3,472
Other (income) expense, net	411	797	1,083	2,309
Loss before income taxes	(10,564)	(136,378)	(47,515)	(196,922)
Income tax (benefit) provision	171	213	686	942
Net loss	$(10,735)	$(136,591)	$(48,201)	$(197,864)

Net loss per share, basic and diluted	$(0.24)	$(3.19)	$(1.09)	$(4.67)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other cost of revenue	$523	$465	$1,546	$1,567
Research and development	451	1,688	2,797	5,769
Sales and marketing	1,011	2,478	3,857	7,634
General and administrative	1,127	1,676	3,804	5,218
Total	$3,112	$6,307	$12,004	$20,188

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Operations Data Percentage of Revenue: *
Revenue	100%	100%	100%	100%
Costs and expenses:
Media cost	43	39	42	41
Other cost of revenue	21	18	19	18
Research and development	7	10	8	10
Sales and marketing	27	37	31	38
General and administrative	11	11	12	13
Impairment of goodwill	—	105	—	35
Restructuring	—	—	—	2
Total costs and expenses	108	220	113	157
Operating loss	(8)	(120)	(13)	(57)
Interest expense	1	1	1	1
Other (income) expense, net	—	1	—	1
Loss before income taxes	(10)	(122)	(14)	(59)
Income tax (benefit) provision	—	—	—	—
Net loss	(10)%	(122)%	(15)%	(59)%

*	Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Revenue	$109,720	$111,836	(2%)	$331,433	$336,235	(1%)
Revenue decreased 2% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to lower North American agency business, partially offset by higher revenue from our Platform Solutions offerings and outside of North America operations. Media Services represented 81% and 92% of revenue and Platform Solutions was 19% and 8% of revenue for the three months ended September 30, 2016 and 2015, respectively. Revenue from outside North America operations increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, from 16% to 17% of revenue.
Revenue slightly decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, due to the same factors mentioned above. Media Services represented 82% and 96% of revenue and Platform Solutions was 18% and 4% of revenue for the nine months ended September 30, 2016 and 2015, respectively. Revenue from outside North America increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, from 16% to 19% of revenue.

Media Costs and Other Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except headcount and percentages)
Media costs	$47,092	$43,673	8%	$140,573	$138,389	2%
Other cost of revenue	$22,790	$20,105	13%	$63,272	$59,887	6%
Headcount (at period end)	187	141	33%
Media costs increased by $3.4 million, or 8%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 to approximately 43% as a percentage of revenue from 39% of revenue for the three months ended September 30, 2016 and 2015, respectively, partially due to the mix shift from Media Services to Platform Solutions. Our media margin (revenue minus media costs) is substantially lower for our Platform Solutions offerings.
Other cost of revenue increased by $2.7 million, or 13%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily due to an increase in depreciation and amortization of $1.3 million, which includes capitalized internal-use software, acquired technology intangible assets and other fixed assets and an increase in personnel expense from an increase in headcount. Amortization of capitalized internal-use software was $2.9 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively.
Media costs increased by $2.2 million, or 2%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and was 42% and 41% of revenue for the nine months ended September 30, 2016 and 2015, respectively.
Other cost of revenue increased by $3.4 million, or 6%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in depreciation and amortization of $3.0 million, which includes capitalized internal-use software, acquired technology intangible assets, and other fixed assets, and to a lesser extent, an increase of $1.4 million in personnel expense, partially offset by a decrease in data and inventory validation costs of $1.2 million resulting from optimized data usage. Amortization of capitalized internal-use software was $7.9 million and $5.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except headcount and percentages)
Research and development	$7,913	$11,022	(28)%	$27,990	$34,136	(18)%
Percent of revenue	7%	10%		8%	10%
Headcount (at period end)	133	167	(20)%
Research and development expense decreased by $3.1 million, or 28%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was due to a decrease in personnel expense from a reduction in average headcount as we continue to optimize our cost structure to support our business and provide operating leverage.
Research and development expense decreased by $6.1 million, or 18%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This change was due to a decrease in personnel expense from a reduction in average headcount as described above.
We capitalized internal-use software development costs of $3.3 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $10.3 million and $11.6 million for the nine months ended September 30, 2016 and 2015, respectively. The change was due to decreased headcount devoted to internal-use software development.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except headcount and percentages)
Sales and marketing	$29,084	$41,681	(30)%	$102,114	$126,309	(19)%
Percent of revenue	27%	37%		31%	38%
Headcount (at period end)	397	513	(23)%
Sales and marketing expense decreased by $12.6 million, or 30%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was primarily due to a decline in average headcount, which decreased personnel expense by $5.9 million, allocated expenses (including depreciation and amortization) by $4.4 million, and travel and marketing related expenses by $1.9 million as we continue to optimize our cost structure to support our business and provide operating leverage.
Sales and marketing expense decreased by $24.2 million, or 19%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to a decline in average headcount, which decreased personnel expense by $13.1 million, allocated expenses (including depreciation and amortization) by $5.1 million, and travel and marketing related expenses by 5.2 million.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except headcount and percentages)
General and administrative	$11,912	$12,328	(3)%	$38,998	$44,663	(13)%
Percent of revenue	11%	11%		12%	13%
Headcount (at period end)	141	141	—%
General and administrative expense decreased by $0.4 million, or 3%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was primarily due to lower personnel expenses because of lower stock-based compensation and contractor costs, as we continue to optimize our cost structure to support our business and provide operating leverage.
General and administrative expense decreased by $5.7 million, or 13%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to decreased personnel expenses by $4.8 million and professional services by $1.5 million, partially offset by increase in bad debt expense.
Restructuring

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Restructuring charges	$—	$—	0%	$1,567	$6,471	(76%)
Percent of revenue	—%	—%		—%	2%
During the nine months ended September 30, 2016, we recorded $1.6 million of restructuring expenses, net of credits, consisting of accelerated amortization and impairment of leasehold assets of $8.3 million and $0.4 million of moving costs, primarily related to the termination and sublease of certain office spaces, and severance costs of $1.2 million; partially offset by the release of deferred rent liabilities of $8.3 million related to the aforementioned office spaces.

    Total workforce declined from 962 at September 30, 2015 to 858 at September 30, 2016, as we continue to manage our workforce with a goal of better operating leverage.

Interest and Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except percentages)
Interest expense	$1,082	$1,087	0%	$3,351	$3,472	(3)%
Other (income) expense, net	411	797	(48)%	1,083	2,309	(53)%
Total	$1,493	$1,884	(21)%	$4,434	$5,781	(23)%
The decrease in interest and other expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, was primarily due to lower foreign currency losses from less unfavorable exchange rate fluctuations .
Interest and other expense decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to lower foreign currency losses resulting from less unfavorable exchange rate fluctuations in fiscal year 2016 compared to 2015.
Income Tax (Benefit) Provision
We recorded an income tax expense of $0.2 million for each of the three months ended September 30, 2016 and 2015, and $0.7 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively, primarily due to foreign income taxes.
Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $78.7 million (of which $3.4 million was held by our foreign subsidiaries), $71.1 million in debt obligations (net of $0.4 million in debt issuance costs, under the 2016 Loan Facility) and $16.7 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of September 30, 2016.
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
In September 2016, we further amended the 2016 Loan Facility. This amendment provides for a floor of zero percent (0%) for certain LIBOR definitions and a change in the timing for measuring whether the Company’s aggregated cash on deposit with the lenders and other domestic financial institutions falls below $40 million (calculating our balance on the last day of each month rather than on a continuous rolling basis) for purposes of determining whether the Agent has the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the Company's revolving credit facility.

The 2016 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million at month-end, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum bank-defined EBITDA covenant (Refer to Note 6 to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details), maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of September 30, 2016, we were in compliance with all covenants under the 2016 Loan Facility which expires on December 31, 2017. We currently anticipate that our results for the quarter ending December 31, 2016 will likely cause us to fall short of the bank-defined EBITDA covenant for such period, in which case we intend to obtain a modification or waiver from the lenders for this covenant. In addition, we intend to seek an amendment of certain covenant requirements for fiscal year 2017. We have been able to negotiate waivers and amendments with our lender in the past and expect to be successful in obtaining a waiver for the anticipated covenant breach and modifying the lending arrangement.
     If we are not able to negotiate a waiver or amendment with our current lenders, we will seek alternative sources of financing from other financial institutions.

As of September 30, 2016, we had $71.5 million of outstanding revolving loans and letters of credit had been issued amounting to $5.8 million under the 2016 Loan Facility. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us, and potentially trigger our lenders’ rights to use future cash collections from accounts receivable directly to reduce our outstanding balance under the revolving credit facility.
    In May 2016, we filed a registration statement on Form S-3 covering up to $50.0 million of our common stock and other types of securities. The Registration Statement was declared effective by the SEC in August 2016. We concurrently entered into a sales agreement for "at-the-market" offerings under which we may offer and sell shares of common stock into the market over time. This sales agreement gives us the flexibility to issue shares in the amount of up to $30.0 million. During the three months ended September 30, 2016, we sold 697,405 shares of common stock for $1.4 million in proceeds, net of issuance costs which include 3% of sales commission paid to Cantor or approximately $0.1 million, under this sales agreement.
We believe that, subject to achieving our operating plans, our existing cash and cash equivalents balance, our 2016 Loan Facility, including any future modifications or waivers we plan to obtain, and any potential capital raises will enable us to meet our business requirements for at least the next twelve months. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may be forced to take additional measures to reduce expenses to offset any shortfall.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$10,711	$2,389
Cash flows used in investing activities	(13,028)	(19,735)
Cash flows provided by (used in) financing activities	2,807	(6,680)
Effects of exchange rate changes on cash and cash equivalents	(387)	53
Increase (decrease) in cash and cash equivalents	$103	$(23,973)

Operating Activities
Our primary source of cash from operating activities is from the collection of receivables from customer billings. Our primary use of cash in operating activities is for media costs. Cash from operating activities is primarily influenced by the volume of sales to advertising agencies representing advertisers and directly to advertisers, as well as by the amount of cash we invest in personnel and infrastructure. Cash from operating activities has typically been due to net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable.
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
For the nine months ended September 30, 2016, cash provided by operating activities was $10.7 million, resulting from a net loss of $48.2 million, offset by non-cash expenses of $60.7 million, which mainly included depreciation, amortization, stock-based compensation expense and accelerated amortization charges related to our terminated office lease in New York. Cash used in operating activities was further affected by the $1.8 million increase in net working capital items, most notably a decrease in accounts receivable of $9.9 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies which was more than offset by a decrease in accounts payable of $5.6 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors, a decrease in deferred rent of $6.5 million, and other items.
For the nine months ended September 30, 2015, cash used in operating activities was $2.4 million, resulting from a net loss of $197.9 million, offset by the non-cash goodwill impairment charge of $117.5 million and other non-cash expenses of $62.1 million, which mainly included depreciation, amortization and stock-based compensation expense and deferred taxes. The net loss was further offset by $20.6 million from the positive net change in working capital items, most notably a decrease in accounts receivable of $24.1 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies, a decrease in prepaid and other assets of $9.9 million due to the collection of certain leasehold reimbursements from landlords, partially offset by a decrease in accounts payable of $13.6 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors.
Investing Activities
During the nine months ended September 30, 2016, investing activities primarily consisted of $5.0 million of capital expenditures for facilities, equipment and software and $8.4 million of capitalized internal-use software. We expect that facilities-related cash outflows for the remainder of the year will be lower.
During the nine months ended September 30, 2015, investing activities primarily consisted of $10.8 million of capital expenditures for facilities, equipment and software and $9.2 million of capitalized internal-use software.
Financing Activities
During the nine months ended September 30, 2016, cash provided by financing activities was $2.8 million, consisting of net proceeds from Loan Facility of $7.4 million and from issuance of common stock, including those from employee stock plans, of $1.9 million, offset by $6.4 million in principal payments towards our capital lease obligations.
During the nine months ended September 30, 2015, cash used in financing activities was $6.7 million, consisting primarily of $4.5 million in payments towards our Loan Facility, as well as $4.3 million in principal payments towards our capital lease obligations, partially offset by $2.4 million in net cash proceeds from the issuance of common stock, primarily under the employee stock purchase plan.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of September 30, 2016 or December 31, 2015 as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Known Future Cash Requirements
Commitments
As of September 30, 2016, our principal commitments consisted of obligations under the 2016 Loan Facility, our operating leases for our offices, and capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of September 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$80,670	$16,958	$31,650	$16,039	$16,023
Capital lease obligations	16,718	8,807	7,712	199	—
Revolving credit facility (1)	71,500	—	71,500	—	—
Total minimum payments	$168,888	$25,765	$110,862	$16,238	$16,023

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2016 Loan Facility, plus a spread of 1.625% to 2.125%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 2.625% to 3.125%, which was equal to 3.40%, as of September 30, 2016, and has a final maturity date in December 2017.

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
In addition, gains or losses from the translation of certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would result in a foreign currency loss of approximately $3.0 million on foreign-denominated balances, excluding our intercompany loans with our subsidiaries, at September 30, 2016. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings. We continue to vigorously defend ourselves against this purported class action.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of our then-current and former officers and our board of directors at that time. The action is Davydov v. George H. John, et.al, Case No. CIV 53304. The complaint seeks monetary damages in an unspecified amount, restitution, and reform of internal controls. On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action is Lunam v. William Ericson, et. al., Case No. CGC-16-551209. The complaint seeks monetary damages in an unspecified amount and reform of internal controls. Both of these state court actions were stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described below. We intend to vigorously defend ourselves against these actions.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions were based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and name as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. All defendants moved to dismiss the consolidated complaint on May 19, 2016 and on October 6, 2016 In re Rocket Fuel Inc. Derivative Litigation was dismissed with prejudice. Following the dismissal with prejudice, former plaintiffs in In re Rocket Fuel Inc. Derivative Litigation sent us a letter dated October 12, 2016 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in In re Rocket Fuel, Inc. Derivative Litigation which were substantially the same as the asserted claims in In re Rocket Fuel Securities Litigation. The Company acknowledged the Shareholder Demand on October 19, 2016.
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

•	effectively execute on cost-cutting and other operating efficiency initiatives in order to create more leverage in our business;

•	distinguish ourselves from competitors in our industry while at the same time working with those competitors that also offer advertising inventory for our acquisition and placement;

•	maintain and expand our relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns, including but not limited to Facebook inventory;

•	respond to evolving industry standards, government regulations and customer requirements that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	obtain additional funding.

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
Our quarterly and annual operating results have fluctuated in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. We have only a few longer term contracts, and we book, bill and recognize a substantial portion of our revenue on a month-to-month basis; both factors make our business less predictable. Our fluctuating results have in the past and could in the future cause our performance to fall below the expectations of investors and securities analysts, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be useful for predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

•	the addition or loss of customers;

•	changes in demand and pricing for our solutions;

•	changes in our revenue mix and shifts in media margins related to changes in our sales strategies or product mix that impact our profitability;

•	the unpredictable nature of agency relationships;

•	the seasonal nature of our customers’ spending on digital advertising campaigns;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the pricing of advertising inventory or of other third-party services that we require;

•	the introduction of new technologies, product or service offerings by our competitors;

•	changes in our customers’ advertising budget allocations, agency affiliations, or marketing strategies, which could affect their interest in our solutions;

•	changes and uncertainty in the regulatory environment for us or our customers;

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
The operating and financial restrictions and covenants in the credit agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies and ultimately have a material adverse effect on our business. We have failed to comply with similar covenants in the past. For example, as of December 31, 2012, September 30, 2013, and September 30, 2014, we were not in compliance with certain financial and non-financial covenants in applicable secured loan and security agreements, including covenants related to permitted indebtedness for a corporate credit card account balance and limitations on our capital expenditures. Although we have been able to obtain a waiver for each such covenant violation in the past, there is no guarantee that our lenders will waive such violations in the future. We currently anticipate falling short of the bank-defined EBITDA covenant for the quarter ending December 31, 2016. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.
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

We may require additional capital to support ongoing operations and growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
We may require additional capital to support operational needs, business growth and to respond to business challenges, including the management of intra-quarter cash flow cyclicality, the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. In implementing our business strategy, we may decide to, or need to, engage in public or private equity, equity-linked or debt financings to secure additional funds to strengthen our balance sheet, and support our business plans through the end of this year and into 2017. Our failure to obtain capital when needed could limit our operational flexibility and force us to delay, reduce or eliminate our growth plans and technology development.
We may raise funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. We cannot be certain that additional capital will be available to us as needed on acceptable terms, or at all. Our 2016 Loan Facility expires in December 2017. While we intend to seek an extension of the bank credit beyond December 2017, we may not be able to secure additional financing from lenders on favorable terms, or at all, to meet our future capital needs.

On May 10, 2016, we filed an S-3 registration statement, supplemental prospectus, and entered into a sales agreement for "at-the-market" offerings enabling us to sell common shares into the market over time. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to complete equity or debt offerings on terms favorable to us, if at all. If we are unable to obtain capital on terms satisfactory to us when we require it, our ability to support business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.
We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $210.5 million, $64.3 million and $20.9 million for the years ended December 31, 2015, 2014 and 2013, respectively and a net loss of $(10.7) million for the three months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $367.5 million. We may not achieve profitability in the foreseeable future, if at all. For example, in 2015 our operating expenses increased more rapidly than our revenue primarily due to non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and corresponding adjustments to physical facilities. Our operating expenses are largely based on personnel and facilities, and are relatively fixed in the short term. Hence, our operating expenses increased more rapidly than our revenue in 2014, primarily due to a shortfall in our revenue compared to our forecasts combined with substantial continued investments we were making in our business, including an 81% increase in our headcount during 2014, and due to leases and tenant improvements at our growing number of office locations.
We sell Platform Solutions in addition to Media Services. Some of these sales may result in the deferral of platform revenues over the term of the subscription. However, our sales costs, including commissions on such sales, will generally be incurred up front, which could result in additional losses as we ramp this business, even though the aggregate revenues from such activities exceed the associated aggregate costs of acquiring and providing such services over the full course of the term. In addition, Platform Solutions arrangements typically have lower margins compared to Media Services arrangements. Our strategy to focus on a smaller number of high value customers is also impacting our margins. Our Media Services agreements vary and we have entered into agreements with lower media margins with our larger Media Services customers. As a result of these developments, we expect our margins to continue to decline.
In order to achieve sustained profitability and positive cash flow, we must change our operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. Our bank covenants require us to improve our bank-defined EBITDA (as defined in Note 6 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q) results materially over the course of fiscal year 2016. If we fail to achieve such improvements, the banks could revoke our loans. Any future losses will continue to impair our liquidity, which could ultimately cause us to become insolvent. Furthermore, our goal to grow our business will require either that we improve our working capital management, by better aligning the time it takes to collect on customer invoices with our vendor payment terms, which are typically shorter, or obtain additional capital to support this working capital requirement. In July and August 2016, we increased our borrowing under the 2016 Loan Facility to

$71.5 million fully utilizing the full borrowing capacity available to us under the 2016 Loan Facility. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
We have experienced a slowing rate of revenue growth since the third quarter of 2013. During the third quarter of 2015, revenue declined compared to the second quarter of 2015; during the fourth quarter of 2015, revenue declined compared to the fourth quarter of 2014; and during the third quarter and the first nine months of 2016, revenue declined compared to the third quarter and first nine months of 2015. Our revenue growth will continue to suffer if we do not improve our capabilities to attract key former and potential customers, retain our customers and sell more solutions to these customers.
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
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. Since 2014, we have been experiencing declines in revenue from some customers that directed more spend through agency trading desks that did not use our Media Services. Our ability to compete successfully and return to consistent revenue growth will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks. Even where advertising agencies choose to use or continue using our solutions, they may choose to use our Platform Solutions for their advertiser clients at a lower margin than our Media Services.
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
We promoted E. Randolph Wootton III from chief revenue officer for North America to chief executive officer, or "CEO," in November 2015. Stephen Snyder is expected to join the Company as chief financial officer, "CFO," in November 2016. We also hired additional senior leaders in 2015 and the first nine months of 2016 including a chief revenue officer, a chief marketing officer, a chief customer officer, managing director of international operations, senior vice president of engineering, and other sales and business development roles. Our future success depends upon us successfully integrating these leaders into their new roles, as well as our ability to attract and retain additional management team members and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.

Over the past year we have experienced significant turnover within our executive team. George John, co-founder and former CEO and chairman of our board of directors, David Sankaran, CFO, and Abhinav Gupta, our former vice president of engineering, left the company in the fourth quarter of 2015. Dominic Trigg, our senior vice president and general manager, EMEA, resigned as an employee in March 2016. Manu Thapar, our senior vice president of research and development, left the Company in April 2016. Rex S. Jackson, CFO, left the Company in October 2016. Since November 2014, we have hired several senior executives as well as others in senior leadership roles. We have open positions on our senior leadership teams and throughout the Company for which we are seeking qualified applicants, and we have made organizational changes in many functions, including sales and engineering. Our future success depends on the swift and effective integration of all new executives and other employees into our business operations and company culture. None of our executives or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.

The market for talent in our key areas of operations, including California, New York, Chicago and London, is intensely competitive. Our engineering group is primarily based in Redwood City, California, where we face significant competition for talent from large technology companies such as Google, Facebook and LinkedIn. These companies may provide more generous compensation and benefits, more diverse opportunities and better chances for career advancement than we do. Some of these advantages may be more appealing to high-quality candidates and employees than those we have to offer. In addition, the decline in our stock price has created additional challenges related to our ability to compete effectively with respect to equity compensation.
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
As of September 30, 2016, we had $78.7 million in cash and cash equivalents. Of this balance, $30.0 million is required to be on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
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
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a "Do Not Track" setting. In the past, Microsoft’s Internet Explorer 10 included a "Do Not Track" setting that was selected "on" by default. However, there is no definition of "tracking," no consensus regarding what message is conveyed by a "Do Not Track" setting and no industry standards regarding how to respond to a "Do Not Track" preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to the same Do Not Track policy standard that we must adhere to, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission, or FTC, has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The "Do-Not-Track Online Act of 2015" was introduced in the United States Senate in December 2015. In October  2016, the European Commission suggested that a "Do Not Track" setting could provide a method for regulatory compliance in the European Union. If a "Do Not Track" web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a "Do Not Track" signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.
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
Through the second quarter of 2015, we had undergone rapid, continuous growth in our employee base. However, in April 2015 we announced a reduction in force affecting approximately 11% of our employee base. We had 858 employees (667 in the United States and 191 employees overseas) as of September 30, 2016, compared with 962 employees (799 and 163 employees in the United States and overseas, respectively), as of September 30, 2015. Both rapid growth and layoffs can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. As of September 30, 2016, two agency holding companies, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
In 2016, the Department of Commerce and the European Union completed the negotiation of the "Privacy Shield" framework, which allows US-based companies to transfer personal data about European citizens from the EU to the United States, after the US-based company has certified compliance with the "Privacy Shield" framework with the US Department of Commerce. This "Privacy Shield" framework replaces a previous framework, which was called "Safe Harbor". When companies certify that they are compliant with "Privacy Shield", they are reporting that they comply with specific obligations and practices detailed in the framework. We are a "Privacy Shield" certified company. If it were to be determined that we were not complying with our obligations under the "Privacy Shield" framework, and we lost our "Privacy Shield" certification from the Department of Commerce, it could result in a reluctance for clients to do business with us, or the loss of existing business.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through September 30, 2016, our common stock has ranged in price from a low of $2.09 to a high of $71.89. These fluctuations have caused many stockholders to suffer declines in the value of their investment in our common stock. Factors that could cause further fluctuations in the trading price of our common stock include the following:

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
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 35.6% of the outstanding shares of our common stock based on the number of shares outstanding as of September 30, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through September 30, 2016. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	—	$—	—	—
August 1 - August 31, 2016	375	20.05	—	—
September 1 - September 30, 2016	—	—	—	—
Total	375	$20.05	—
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

Dated: November 8, 2016

ROCKET FUEL INC.
By:	/s/ Henrik Gerdes
Henrik Gerdes
Interim Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Second Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	8/08/2016
10.1	Fourth Amendment, dated September 15, 2016, to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, as amended from time to time, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	9/21/2016
10.2	Lease Termination and Release Agreement, dated October 21, 2016, by and between Google Inc. and Rocket Fuel Inc.	8-K	001-36071	10.1	10/25/2016
10.3*	Offer Letter between the Registrant and Stephen Snyder dated October 23, 2016					X
10.4*	Management Retention Agreement between the Registrant and Stephen Snyder dated October 23, 2016					X
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2(1)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

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