Form 10-K
period 2016-12-31
Rocket Fuel Inc.
filed 2017-03-16
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

2000 Seaport Boulevard, Suite 400, Pacific Shores Center, Redwood City, CA 94063
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $57,915,287 based upon the closing price reported for such date on the NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2017, there were 46,254,505 shares of the registrant's common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, the last day of the fiscal year covered by this Annual Report on Form 10-K.

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

ROCKET FUEL INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” "should," “project,” “plan,” “expect,” "predict," "target" or the negative of these terms or similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	expectations for financial performance in 2017, including revenue and the levels of operating expenses in the areas of research and development, sales and marketing and general and administrative;

•	our goal of reducing the cost of customer service, operations, account management, IT, and general and administrative functions as a percentage of revenue in future periods;

•
the impact that our sales strategies and our product mix, including our managed service and self-service platform offerings, will have on our revenue, media and other costs of revenue and gross margins;

•	the expected impact of seasonality on our operating results;

•	our expectations regarding our headcount needs in 2017;

•	our ability to improve the productivity and efficiency of our resources and infrastructure;

•	the expected impact of our expense reduction and operating efficiency initiatives

•	our expectation regarding capital expenditures in 2017;

•	the usefulness of non-GAAP financial measures, customer and operating metrics for understanding and evaluating our operating results;

•	our plans to finance data center hardware requirements through capital leasing facilities;

•	the adequacy of our office facilities to meet or exceed our needs for the immediate future and our ability to sublease unused facilities;

•	our expectation that, subject to achieving our operating plan for 2017, existing cash and cash equivalents will be sufficient to meet our business requirements for at least the next 12 months;

•	anticipated growth of the digital advertising market and of brand advertising as part of that market;

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

PART I
ITEM 1. BUSINESS
Overview
Rocket Fuel is a technology company that brings the power of machine learning to the world of digital marketing, offering a Predictive Marketing Platform designed to help marketers and their agencies connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives.
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
Our core service offerings are organized around two platforms - Demand Side Platform, or "DSP" and a Data Management Platform, or "DMP" - which can be used by independently or together, or can be integrated with a customer’s other customer relationship management or marketing platforms. We refer to our DSP alone or our DSP plus DMP solutions as our Predictive Marketing Platform. That integrated platform is designed to deliver and optimize media spend to engage, upsell, and retarget consumers across addressable channels-including display, mobile, video, social, and television, and across addressable devices, including tablets, personal computers, set top boxes, television, and mobile phones. We offer our Predictive Marketing Platform as a managed service, which we operate on behalf of our customers (our "Media Services"), and as a technology solution our customers acquire and operate themselves, or acquire and obtain supporting services from us (our "Platform Solutions").

Core to our ability to connect advertisers and consumers is our artificial intelligence engine, which consists of big data-driven predictive modeling and automated decision-making components. Our Predictive Marketing Platform is designed to address the needs of marketers in a time when the amount of demographic, psychographic, and most fundamentally, behavioral data, has reached a mass that defies human intuition or comprehension, and requires the use of machine learning to offer real time analysis of the moments of influence, and make the decision to act upon the moments most likely to be influential.
Each ad purchasing decision on real time advertising exchanges must be made in milliseconds, which means any analysis and decision-making must happen in an even shorter period of time. Our Predictive Marketing Platform uses a technology we call Moment Scoring™, which is designed to consider in a fraction of a second whether a particular advertising opportunity, or impression, is the right time to influence a consumer, based on our platform’s real-time scoring - positive or negative - of the likelihood of consumer engagement with the advertisement based on relevant attributes. If the score is positive, we determine the value of that impression to the particular advertising campaign and how much we are willing to bid for that opportunity. If we win the bid, then the ad is served. This entire process takes place in approximately 100 milliseconds and over 100 billion times daily for a thousand or more advertising campaigns.
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
In both cases of paid and owned media, our Predictive Marketing Platform is designed to learn from each message it delivers and apply that learning to future decisions as an advertising campaign is being delivered - a feature we call Marketing that Learns™. This enables us to deliver solutions designed to optimize over time for both direct-response and brand campaigns focused on generating specific consumer actions or engagements, and other marketing programs designed to help marketers acquire, retain, and grow their customer base. The benefit of a platform that is designed to autonomously adapt and learn while solving multiple problems simultaneously instead of solving one specific problem at a time, is that our platform is capable of simultaneously running thousands of marketing programs with highly diverse goals across multiple channels.
We were incorporated in Delaware in 2008. In July 2014, we announced the general availability of our self-service DSP, in North America and Europe. In September 2014, we acquired X Plus Two Solutions, Inc., the parent company of [x+1], a privately held programmatic marketing technology company. Our acquisition of [x+1] allowed us to add important assets to our technology solutions, including our DMP. Since September 2014, we have worked to join our DSP and DMP platforms into a combined platform, and this has allowed us to introduce our Predictive Marketing Platform.
Our Offerings
Our Predictive Marketing Platform is comprised of the following technologies.
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
Direct Response Objectives
Our direct response solution is focused on the following direct-response objectives:

•
Prospecting. Advertisers have various prospecting objectives, such as number of leads, sign-ups, registrations or sales. Our Predictive Marketing Platform is designed to track every impression delivered and continuously learn from campaign results to refine our delivery of impressions to the appropriate consumers and achieve each advertiser’s direct-response objectives. As our DSP optimizes over the course of campaigns, we believe that advertisers experience steady improvement against the prospecting goals they have defined.

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

•
Offline sales. Many interactions that consumers have with a brand occur offline. We are able to connect online activity to offline sales or responses by integrating a variety of industry-specific offline data sources, such as retail purchase activity, coupon usage and grocery store purchase activity. Our technology is designed to measure and optimize campaigns, while they run, to maximize offline impact as measured by third parties.

Data Management Platform (DMP)
Our DMP augments the capabilities of our DSP for media purchases. By using our Predictive Marketing Platform, our advertisers can run analytics on data derived from their paid and owned media channels and develop a better understanding of their consumers. Our DMP enables:

•
Data Management: Our DMP is designed to allow marketers to ingest, analyze, segment, and export their own and third-party audience data for advertising, customer relationship management, or "CRM," email marketing, call-center routing, or other opportunities to touch consumers with a message or call-to-action. Our Predictive Marketing Platform allows marketers to leverage their own data within our DSP or other media buying platforms of their choice.

•
Multi-modal Advertising Optimization: Our Predictive Marketing Platform is designed to allow marketers to seamlessly execute programmatic advertising campaigns globally through our platform, and apply learning and insights from the DMP to augment campaign performance. Moreover, our Predictive Marketing Platform is designed to enable cross-channel (e.g. display, video, mobile, and social) and cross-device (e.g. smartphone and desktop) campaigns, thereby reducing friction and eliminating the need to work with multiple companies that offer point solutions.

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

•
Computational infrastructure. We use a combination of proprietary and open source software to achieve a horizontally scalable, global, distributed and fault-tolerant architecture, with the goal of enabling us to ensure the continuity of our business, regardless of local disruptions. Our computational infrastructure currently processes tens of billions of events per day and is designed in a way that enables us to add significant capacity to our platform as we scale our business without requiring any material design or architecture modifications. Our technology infrastructure is hosted across several data centers in co-location facilities in California, Germany, New Jersey, Nevada, Virginia, Hong Kong and the Netherlands. Our servers are custom designed by our engineering team.

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

•
Platform Convergence. To enhance our Predictive Marketing Platform, we continue to converge the best attributes from our DSP and our DMP for a unified user experience across our DSP, DMP and web site optimization interfaces.

Our research and development expenses were $35.4 million, $44.9 million, and $39.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our capitalized internal-use software development costs were $13.1 million, $15.5 million, and $9.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Our Customers
We interact with customers primarily through advertising agencies acting on their behalf. We also work with some customers directly. We also make our self-service platform available to agency holding companies, who in turn use our platform to service operating advertising agencies affiliated with the holding company, and to independent agencies.

During 2016, we served a diverse advertiser base across industry verticals, such as automotive, cable, computer manufacturing, education, finance and insurance, health care, hospitality and food services, retail and telecommunications. For the years ended December 31, 2016, 2015 and 2014, No single customer represented 10% or more of our revenue.
Sales and Marketing
In North America, Europe, and Australia we sell our solutions through direct sales teams, which focus on advertising agencies and advertisers, as well as on other third parties. Our direct sales team is organized by geography, with regional offices in the United States and offices in Canada, the United Kingdom, Australia, France, Germany, Italy, Spain, and Sweden. We also sell our solutions through resellers and channel partners.
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
As of December 31, 2016, we had 851 full-time employees, consisting of 665 employees in the United States and 186 employees internationally. This compared to 954 full-time employees as of December 31, 2015. In January 2017, we announced a plan to further improve our operational efficiency, which included a reduction of approximately 11% of our workforce.
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
We compete for advertising revenue based on our ability to meet advertiser goals, the effectiveness and relevance of our offerings, pricing structure, ease-of-use, scalability, cross-channel and cross-device capabilities, customer service, breadth and depth of customer relationships and awareness of our brand. In addition, as we move forward with our Predictive Marketing Platform, we will also compete based on (i) our ability to offer a comprehensive technology solution that meets the needs of our customers and (ii) the ease of integration with customers' other systems and databases.
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
In September 2014, we acquired two issued patents and one pending non-provisional patent application in the United States as a result of our acquisition of [x+1]. As of December 31, 2016, we had 2 issued patents in the United States. Our issued patents are expected to expire between May and September 2022. As of December 31, 2016, we had pending 11 non-provisional patent applications in the United States and one application in Great Britain. In addition, we maintain a trademark portfolio in the United States and abroad, including trademarks or trademark applications in Australia, Brazil, China, European Union, Hong Kong, India, Japan, Singapore and Russia.
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
Privacy and Interest-based Advertising
Much of the acceptance and widespread use of digital media across the globe is attributable to the ability of consumers to access valuable content quickly, without friction, and free of charge. The digital media content providers, or publishers, who support the creation and distribution of this content do so largely by selling advertisements on their properties, similar to the business model of television and radio broadcasters. Online it is possible to serve advertisements to potential consumers based upon interests that are inferred in part from a consumer’s online actions and web-browsing history, although some companies have distributed programs called "ad blockers" that online consumers could use to prevent the display of all or some advertising. The use of web browsing history to inform advertising purchase decisions is commonly referred to as “interest-based” or “online behavioral” advertising. Advertisers are willing to make a greater investment in, and pay a higher rate for, digital advertising when this interest-based data can be used to inform decisions about purchasing advertising impressions to reach desired consumers.
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
Risks Related to Our Business and Our Industry
Our limited operating history, and changes in our business, make it difficult to evaluate our business and prospects.
We were incorporated in 2008 and, since 2014, have been transforming our business from a largely managed service business to offering platform solutions as well, and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we experienced substantial revenue growth in our limited history, our rate of revenue growth has been declining, and we have experienced a decline in revenue in fiscal year 2016 compared to fiscal year 2015. We may not be able to slow or reverse this decline, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining advertisers and advertising agency customers; and developing new offerings, either internally or through acquisitions.
As a company in a rapidly evolving industry, our business prospects depend in large part on our ability to:

•	develop, offer, sell and provide effective service and support for competitive technology platforms and offerings that meet our advertisers’ and their agencies' needs as they change;

•	develop competitive pricing models for our technology and services and manage margin compression in our managed service and platform solutions business;

•	build a reputation for superior solutions and create trust and long-term relationships with advertisers and advertising agencies;

•	partner with advertising agencies to offer solutions to their customers;

•	attract, hire, integrate and retain qualified and motivated employees;

•
expand our expertise in technologies required for our offerings, such as our self-service DSP and DMP platform solutions, that involve developing solutions for use directly by customers, including user interface development, user documentation and ongoing customer support and maintenance;

•	effectively execute on cost-cutting and other operating efficiency initiatives in order to create more leverage in our business;

•	distinguish ourselves from competitors in our industry while at the same time working with those competitors that also offer advertising inventory for our acquisition and placement;

•
maintain, expand and develop new relationships with the sources of quality inventory through which we execute our customers’ advertising campaigns, including but not limited to Facebook inventory and premium inventory directly from publishers;

•	respond to evolving industry standards, government regulations and customer requirements that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	obtain additional funding through public or private equity or debt financing.
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
Our quarterly and annual operating results have fluctuated in the past. Similarly, we expect our future operating results to fluctuate for the foreseeable future due to a variety of factors, many of which are beyond our control. We have only a few longer term contracts, and we record, invoice and recognize a substantial portion of our revenue on a month-to-month basis; both factors make our business less predictable. Our fluctuating results have in the past and could in the future cause our performance to fall below the expectations of investors and securities analysts, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical operating results may not be useful for predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

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

•
the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action described below under “Risks Related to the Securities Markets and Ownership of our Common Stock—The price of our common stock has been volatile and the value of our common stock has declined substantially since our IPO."

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
These restrictions are subject to certain exceptions. In addition, our credit agreement requires us to comply with minimum bank-defined EBITDA (as defined in Note 8 of our Consolidated Financial Statements in Part II, Section 8 of this Annual Report on Form 10-K) covenants, maintain minimum cash balances with the lenders and maintain a minimum liquidity ratio, among other requirements, and gives the lenders the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million. If the lenders were to exercise this right, our ability to pay the costs of our operations, including payroll and vendor costs, would be adversely impacted, and could lead to insolvency or bankruptcy.
The operating and financial restrictions and covenants in the credit agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies and ultimately have a material adverse effect on our business.
We have had to amend the terms and covenants of the credit agreement, and at times failed to comply with similar covenants in the past, including covenants related to permitted indebtedness for a corporate credit card account balance and limitations on our capital expenditures. Although we have been able to obtain a waiver for each such covenant violation in the past or agreed with our lenders to amend the terms to avoid a violation, there is no guarantee that our lenders will amend or waive such violations in the future. We have also amended our credit agreement in the past, including most recently in December 2016, to, among other amendments, change our minimum bank-defined EBITDA covenant to prevent a covenant violation. However, we do not have assurances that our lenders would agree to future amendments. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.

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
We may raise funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. We cannot be certain that additional capital will be available to us as needed on acceptable terms, or at all. Our 2016 Loan Facility expires in December 2018, following our amendment in February 2017.

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
We incurred net losses of $65.7 million, $210.5 million, and $64.3 million and for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $385.0 million. We may not achieve profitability in the foreseeable future, if at all. For example, in 2015 our operating expenses increased more rapidly than our revenue primarily due to non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and exit activities for some of our facilities. We incurred further restructuring expenses in 2016 related to reducing our real estate footprint and reorganizing our workforce.
We sell Platform Solutions in addition to Media Services. Some of these sales may result in the deferral of platform revenues over the term of the subscription. However, our sales costs, including commissions on such sales, will generally be incurred up front, which could result in additional losses as we ramp this business, even though the aggregate revenues from such activities may exceed the associated aggregate costs of acquiring and providing such services over the full course of the term. In addition, Platform Solutions arrangements typically have lower margins compared to Media Services arrangements. Our strategy to focus on a smaller number of high value customers is also impacting our margins. Our Media Services agreements vary and we have entered into agreements with lower fixed media margins with larger Media Services customers. As a result of these developments, we expect our margins to continue to decline.
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
We have experienced a slowing rate of revenue growth and our revenue will continue to suffer if we do not improve our capabilities to attract key former and potential customers, retain our customers and sell more solutions to these customers.
In the short term, we expect our revenue to continue to be impacted as we continue building our enterprise sales capabilities and as we continue to hire new sales personnel, including senior sales leaders, who require time to become productive. To sustain or increase our revenue longer-term, we must add and retain new customers and encourage longer-term customers to purchase additional offerings from us, including our platform solutions. In 2016, we focused our sales and customer service personnel on attracting new high-value customers and on expanding our relationships with our largest existing customers, with a focus on increasing revenue from our top 50 and 250 customers. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality has been and could continue to be challenged. Some advertisers that are repeat users of our Media Services have increased their spending over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach or have already reached a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. Since 2014, we have been experiencing fluctuations in average customer spend, as well as the loss of, or decline in spend by, some of our larger customers. If we are unable to reverse this trend, continue to attract more new high value customers and obtain additional business from existing customers, our revenue and operating results will continue to be adversely affected.
Our ability to slow or reverse this declining rate of revenue growth will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance. In particular, the market for our platform solutions is relatively new. Advertisers may be reluctant to make significant investments in these solutions. The sales cycle for platform solutions can be long and unpredictable and require considerable time and expense. Even if we generate a sale, we incur upfront costs associated with onboarding advertisers to our enterprise platforms, which can be a complex process as we must support a wide range of customer data formats and capabilities, and integrate with a wide range of applications and technology and process infrastructures. We may not recoup our investment if we do not maintain the advertiser relationship over time.

We compete for allocation of advertising budgets with agencies that may prefer to allocate their clients' advertising spend to their own internal agency trading desks or other solutions, reducing our ability to grow or retain revenue from customers represented by agencies even if our solutions are more effective.
Among our principal competitors for our solutions are advertising agencies that operate agency trading desks, either directly or through affiliates. Customers often rely on agencies to direct and allocate their advertising spend for advertising in digital media among various providers. We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies have, or are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers, we may be unable to compete for advertisers’ budgets even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers. Furthermore, agencies are increasingly involved in helping to select self-service platform providers for the advertisers they represent. This trend has impacted, and may continue to impact, our ability to grow revenue from those advertisers. Since 2014, we have been experiencing declines in revenue from some customers that directed more spend through agency trading desks that did not use our Media Services. Our ability to compete successfully and return to revenue growth will depend in part on our ability to identify opportunities to work collaboratively with agencies and agency trading desks. Even where advertising agencies choose to use or continue using our solutions, they may choose to use our Platform Solutions for their advertiser clients at a lower margin than our Media Services.
We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours or leverage captive inventory or data to their advantage. These factors could result in declining revenue or the inability to grow our business.
Competition for our advertisers’ advertising budgets is intense, as is competition for broader advertising solutions such as data management platforms. We operate in a market that is subject to rapid development and introduction of product and service offerings, changing branding objectives and evolving customer demands, all of which affect our ability to remain competitive. For example, in the past, we experienced a decline in revenue from some customers that adopted competitors' DSP and/or DMP solutions rather than our own similar solutions. We expect competition to increase as the barriers to enter our market are low and consolidation is increasing. Increased competition may force us to charge less for our solutions, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors for our media buying solutions include traditional advertising networks, and advertising agencies that operate an agency trading desk, either directly or through an affiliate. Competitors for our self-service solutions include other companies that offer self-service DSP and/or DMP solutions, such as Salesforce, Adobe and Oracle (BlueKai), which allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data and third party data. Other competitors for our solutions include in-house tools and custom solutions currently used by brand advertisers to manage their customer data and advertising and marketing activities. As our platforms evolve and we introduce new technologies, features and functionality, we may face competition from new sources.
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
In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements. In April 2015 we committed to a plan intended to improve our operational efficiency. This plan included a reduction of approximately 11% of our workforce that was completed during the second quarter of 2015, and other cost reduction measures that extended throughout 2015. Throughout 2016, we have reduced our office space, including downsizing our headquarters location, and moving to smaller office spaces in several locations. In the first quarter of 2017, we committed to a plan to reduce our workforce by approximately 11%, as part of a reorganization to further improve operational efficiency. As we have taken and continue to take actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions have resulted and could result in disruptions to our operations and our workforce, and adversely affect our business. In particular, higher voluntary attrition and potential continued attrition across the Company, including in engineering and key finance functions, and the resulting influx of new leaders and other employees, has impacted and may continue to impact our efficiency across the Company as we expend the time and resources necessary to recruit and retain talent, restructure our organizations, and train new employees.
Expense reduction and greater operational efficiency continue to be priorities in 2017. To effectively manage our business and operations with fewer employees, we have spent and may need to continue spending significant resources to further automate our business processes, improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

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
We compete for advertisers, which are often represented by advertising agencies, who want to purchase digital media for advertising campaigns and/or invest in platform solutions for the purchase of digital media, data management and/or personalization of web properties. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as in advertiser demands and expectations. We continuously need to make decisions regarding which offerings and technology to invest in to meet advertiser demand and evolving industry standards and regulatory requirements. We may make wrong or untimely decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose advertisers, or advertisers and their agencies may decrease their spending on our solutions. New advertiser demands, superior competitive offerings or new industry standards could render our existing solutions unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology platforms or business models. Our failure to adapt to a rapidly changing market or to anticipate advertiser demand could harm our business and our financial performance.
Our entry into the market for our Platform Solutions is relatively new, and if we are not recognized as a technology company that can deliver effective, reliable and secure platform solutions to enterprise clients and agencies, then our prospects and clients may be unwilling to use our solutions and our business will suffer.

As we expand our offerings to include our Platform Solutions for enterprise clients and agencies, we must develop new skills that are critical to delivering such offerings, and invest significantly in training employees to support the business model and the long term enterprise client relationships that we want to maintain and further develop. We must expand our expertise in technologies required for those offerings, and develop a reputation for regularly developing and delivering software updates and new features to enterprise clients. We must continue to develop and provide an easy to use, intuitive user interface for our solutions and provide robust client training programs and professional services to support our clients’ use of our platform. In addition, we must have skilled sales and customer service employees that are capable of working with clients to assess their use of our platform. We must be able to develop and execute product roadmaps for clients to facilitate ongoing software feature development and ensure continued client use of our platform offerings, including the use of our technology for purchasing digital media for advertising and implementing marketing campaigns. We must also provide a secure infrastructure that clients trust to house their customer data, devote significant resources to cyber and physical security, and regularly test, audit, and augment our security protocols and practices.
Because the sales cycle for platform solutions can be long and unpredictable and requires considerable time and expense, and client relationships may take a long time to grow and mature, it may be many quarters or years before we know whether our investment in these solutions will be a profitable business for us. If we do not develop and maintain a good reputation as a platform solutions provider, and we are not successful in generating revenue from these solutions and the resulting enterprise client relationships, then we may not recoup our investments in the these solutions, and our results of operations will be harmed.

We must continue to invest significant time and resources to develop successful strategies for marketing and selling our Predictive Marketing Platform, and to train our marketing and sales personnel on these strategies.
Our Predictive Marketing Platform, which combines our DSP and DMP solutions into a single platform, is a new offering for us that we have developed since we acquired [x+1] and its DMP in September 2014. Our ability to achieve success with this combined platform depends to a great extent on our ability to develop appropriate marketing and sales strategies, which are different from the strategies that our marketing and sales personnel rely on for our other offerings. We must continue to invest time and resources to further refine them and to provide additional training to marketing and sales personnel. If we fail to develop and implement successful marketing and sales strategies for our Predictive Marketing Platform, our revenue will be adversely impacted.
If we do not manage our information technology systems and infrastructure effectively, (i) the quality of our solutions and services and our relationships with our customers may suffer, and/or (ii) our ability to perform essential administrative functions may be impaired. Either or both of these results could have an adverse impact on our business, financial condition and results of operations.
We rely heavily on information technology, or "IT," systems to manage critical customer-related functions such as advertising campaign management and operations, data center operations and data management platform hosting. We must expand, improve and automate these systems to maintain the quality of our solutions going forward and, in particular, to avoid service interruptions, security breaches and slower system performance for our platform solutions. We also depend on IT systems to help us manage essential functions such as revenue recognition, budgeting, forecasting, financial reporting, invoicing, collections and other administrative functions, and we must continue to expand and improve these IT systems as well. Despite the use of IT systems, many of our processes remain manual in nature, and thus we must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not quickly and effectively integrate and train our new employees on our systems, processes and security protocols, and if we fail to appropriately coordinate across our functional groups and offices. If we do not adapt to meet the evolving challenges or our business, and if we do not effectively and efficiently scale our operations to support our business, then the quality of our solutions may suffer, our IT systems and infrastructure may be more prone to security breaches and service interruptions, and relationships with our customers may be harmed, which, in turn, could have an adverse impact on our financial condition and results of operations.
Our future success depends on the continuing efforts of our executive team, senior managers and other key employees, and on our ability to recruit, hire, train, motivate and retain additional employees at all levels of our workforce.
We promoted E. Randolph Wootton III from chief revenue officer for North America to chief executive officer, or "CEO," in November 2015. Stephen Snyder joined the Company as chief financial officer, "CFO," in November 2016. Over the past years we experienced significant turnover within our executive team. We hired additional senior leaders in 2015 and 2016 including a chief revenue officer, a chief marketing officer, a chief customer officer, managing director of international, senior vice president of engineering, and other sales and business development roles. Our future success depends upon us successfully integrating these leaders into their new roles, as well as our ability to attract and retain additional management team members and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals.

We have open positions on our engineering teams and throughout the Company for which we are seeking qualified applicants, and we have made organizational changes in many functions, including customer service, marketing and engineering. Our future success depends on the swift and effective integration of all new executives and other employees into our business operations and company culture. None of our executives or other key employees has an employment agreement for a specific term, and any of our employees may terminate their employment with us at any time.

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
We are investing in a distributed workforce, including a new engineering office in the Czech Republic, which we established in the first quarter of 2017. New employees often require significant training and, in many cases, take significant time before they achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture, particularly in remote locations. In addition, as we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have limited experience with recruiting in geographies outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees.

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
We are substantially dependent on our sales, customer service and operations teams to maintain and increase sales from our existing customers and on our customer service and operations teams to maintain customer satisfaction. Our ability to achieve significant revenue growth will depend, in part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and customer service and operations personnel to support growth and maintain customer satisfaction, and providing them the tools and technology that they need to efficiently do their jobs and satisfy customer demands. As we expand our direct response and brand offerings and our self-service platforms, our sales teams are also required to spend time learning new offerings and become more effective at cross-selling. Our customer service and operations teams are required to spend time learning to support the new offerings and troubleshooting customer issues. If we cannot provide the tools and training to our teams to support new and repeat customer growth, we will continue to see declines in our revenue retention rate that we have experienced since the beginning of 2014, and fail to maintain satisfactory customer relationships. We require sales and customer service and operations teams to meet the demands of two distinctly different types of customers with different types of offerings; those that purchase managed services from us, and those that invest in our technology as a platform solution. Our sales and customer service and operations teams have been primarily trained and experienced in selling and supporting our managed service solutions to and servicing advertising agencies, which often control advertisers' budgets. Our platform solutions are marketed and sold to agencies, platform customers and other channel partners directly. We are expanding our capabilities in enterprise sales and customer service and operations, and we have invested in existing personnel to sell solutions to advertising agencies, large brand advertisers and channel partners and provide customer support.
Our liquidity could be adversely impacted by adverse conditions in the financial markets.
As of December 31, 2016, we had $84.0 million in cash and cash equivalents. Of this balance, $30.0 million is required to be kept on deposit with our loan facility lenders. We have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
Seasonality may cause material fluctuations on our quarterly operating results and cash flows.
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
We use "cookies" (small text files) to gather important data to help deliver our solution. These cookies are placed through an Internet browser on an Internet user's device and correspond to a data set that we keep on our servers. Our cookies are known as “third party” cookies because we do not have a direct relationship with the Internet user. Our cookies collect pseudonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertisers' websites. We use these cookies for reasons such as to help us achieve our advertisers' campaign goals, to help us ensure that the same Internet user does not unintentionally see the same advertisement too frequently, to report aggregate information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. We also use data from cookies to help us decide whether to bid on, and how much to bid on, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser’s campaign, and undermine the effectiveness of our solution.
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
In the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. The General Data Protection Regulation, which was ratified in December 2015 and adopted by the Council of Europe and the European Parliament in April 2016, is being readied for implementation in the European Union. The General Data Protection Regulation is an EU-wide regulation, which would be enforced in all member states, which could restrict how data is collected in the EU, what type of user consent must be obtained prior to data collection, and other rules related to the collection, storage and usage of data gathered from EU citizens. In January of 2017, the European Commission published a draft of an ePrivacy Regulation which includes additional rules for the placement of cookies and other identifiers on users' devices and the collection of personal information from citizens of the European Union. If enacted into law, possible new rules regarding data collection could limit or change the way we collect information, and could have a negative impact on our ability to optimize our clients' advertising campaigns.
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
Our significant investment in international expansion subjects us to many challenges associated with supporting a growing business across a multitude of cultures, customs, monetary, legal and regulatory systems and commercial infrastructures. We have a limited operating history outside of the United States, and our ability to manage our business and conduct our operations internationally requires considerable attention and resources. We began operations in the United Kingdom in 2011. Our UK subsidiary has employees in the United Kingdom, France, Italy, Spain, Sweden and Australia. We established subsidiaries in Germany and Canada in 2013 and in Brazil in 2014 (although we closed our office in Brazil in 2016 and we intend to service customers in that market through our other offices and a reseller relationship going forward). In addition, in 2012, we licensed a third party to make our solution available in Japan. We expect to significantly expand our international operations in the future.
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
If we fail to maintain adequate security and supporting infrastructure as we scale our systems, we may experience outages and disruptions of our services, and we may be in breach of our security obligations to our platform customers, advertising exchanges, or other suppliers. Any of these occurrences could harm our brand and reputation; result in loss of customer information and related indemnity obligations and other liabilities; and negatively impact our revenue and results of operations.
As we grow our business, we expect to continue to invest in technology services, hardware and software, including data centers, network services, storage, and database technologies. Creating the appropriate support for our technology platforms, including big data and computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks. We make representations to our customers, advertising exchanges and other suppliers, regarding our security policies and practices, and often are subject to their terms and conditions. We have in the past experienced customers on our platform violating our security policies through the distribution of malware or other policy violations. If we do not adequately implement and enforce these security policies to the satisfaction of our customers, advertising exchanges or other business partners, this could result in a loss of customer or supplier confidence, damage to our reputation and a loss of business. Further, security breaches could not only diminish the quality of our services and our performance for advertisers; they could also be a violation of security obligations to our platform customers that are designed to protect the data that we collect, store and transmit for them. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators; or the introduction of computer viruses or malware into our systems. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property, our data and/or our customers’ data, or the distribution of malicious software. In addition, we are vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platforms. The steps we take to increase the reliability, integrity and security of our systems may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platforms and the increasing number of connections with the technology of customers, third party partners and vendors. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners, as well as exposure to indemnity claims and other liability to our platform solution customers and other business partners, which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.
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
The sales cycle for our platform solutions can be long and unpredictable and requires considerable time and expense before winning a sale or not; this can make it difficult to predict when, if at all, we will obtain new platform customers and when we will generate revenue from those customers.
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

The amount, quality and cost of inventory available to us can change at any time. Our suppliers are not bound by long-term contracts, and we purchase inventory subject to their terms and conditions. As a result, we cannot provide any assurance that we will have access to a consistent supply of quality inventory through real-time advertising exchanges or other relationships. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges and other digital advertising suppliers continues to increase, while the number of suppliers may decline due to consolidation trends in the industry; both of these factors could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges and other advertising inventory, or if real-time advertising exchanges or other suppliers decide not to make their advertising inventory available to us for violations of their terms and conditions or otherwise, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks. We may also seek to acquire access to premium inventory directly from publishers for display, mobile and video impressions. Other companies, including large integrated companies that own or have exclusive relationships with publishers, ad exchanges and ad networks, may compete with us and restrict our access to media inventory from their wholly-owned properties or other publishers.
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
We depend upon the sustained and uninterrupted performance of our technology platforms to operate and execute thousands of campaigns at any given time; manage our inventory supply (including inventory quality controls); bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platforms cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platforms, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platforms. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. In addition, many of our customers use third-party services to measure campaign results, such as ad delivery, viewability, and fraud detection, and the accuracy of these services may differ. There may be discrepancies between our measurements and the measurements of these third parties which make it challenging for us to deliver on our advertisers’ goals as measured in these different ways. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack of confidence in us or the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that may have not been delivered properly. These campaign measurement issues add complexity, cost, and risks associated with performance and quality to some of the campaigns we deliver. Material defects or errors in our enterprise platform, including our DMP solution, could also result in unanticipated costs and harm to our reputation. The software systems underlying the platform solutions are inherently complex and may contain errors that could cause disruption in availability and other performance issues. Such performance issues could result in customers making warranty or other claims against us. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our reputation as well as our financial position, results of operations and growth prospects.
As customers increase usage of our platform solutions, we will need to continually improve our hosting infrastructure.
We expect our platform solutions to continue to add customers, transactions and data that our hosting infrastructure will be required to support. We seek to maintain sufficient excess capacity in the hosting infrastructure to meet the needs of all of our platform customers. We also seek to maintain excess capacity to facilitate the increase in new customers and transactions. For example, if we secure a large customer or a group of platform customers that require significant amounts of bandwidth or storage, we may need to increase bandwidth, storage, power or other elements of our application architecture and our infrastructure, and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers. As use of the platforms grows, we will need to devote additional resources to improving our application architecture and our infrastructure in order to maintain the performance of our platform solutions. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased or expected increases in demand, and also need to be able to replace hardware components as they age. These costs could impact our results of operations.

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
Our corporate culture has contributed to our success. If we cannot maintain our culture as the size of our employee base fluctuates, we could lose the innovation, creativity and teamwork fostered by our culture, and our business could be harmed.
We had 851 employees (665 in the United States and 186 employees overseas) as of December 31, 2016, compared with 954 employees (755 and 199 employees in the United States and overseas, respectively), as of December 31, 2015. We have experienced layoffs, and reorganizations of teams and have added new roles, backfilled roles, and added a substantial number of new employees, which can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.

We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services which can cause cash management challenges. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. As of December 31, 2016, two agency holding companies, and one single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
Our contracts with advertising exchanges and other suppliers typically contain industry standard payment terms which are typically shorter than our corresponding payment terms with customers. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us potentially triggering our lenders’ rights under the terms of our credit agreement to use future cash collections from accounts receivable directly to reduce our outstanding balance under our revolving credit facility.
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
Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, pseudonymous identifiers, location data and other information, have in the past and could in the future, cause us to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The referendum held in June 2016 by the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit,” could also lead to further legislative and regulatory changes. We use anonymous and pseudonymous data to buy media for, target and effectively optimize our clients' marketing campaigns. We do not knowingly collect personally identifiable information (PII), allow our clients to send us PII or store PII in our platform. It is possible that the definition of PII that government regulatory bodies operate under may be modified or expanded in markets where we do business. If this occurs, and if we can no longer collect or use specific types of data in markets where we previously had access to it, the performance of our clients' marketing campaigns may suffer and our ability to efficiently and cost-effectively purchase media may be adversely affected. These possible changes could impact revenue and other results of operations.
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
In 2016, the Department of Commerce and the European Union completed the negotiation of the "Privacy Shield" framework, which allows US-based companies to transfer personal data about European citizens from the EU to the United States, after the US-based company has certified compliance with the "Privacy Shield" framework with the US Department of Commerce. This "Privacy Shield" framework replaces a previous framework, which was called "Safe Harbor". When companies certify that they are compliant with "Privacy Shield", they are reporting that they comply with specific obligations and practices detailed in the framework. We are a "Privacy Shield" certified company. If it were to be determined that we were not complying with our obligations under the "Privacy Shield" framework, and we lost our "Privacy Shield" certification from the Department of Commerce, it could result in a reluctance of our clients to do business with us, or the loss of existing business.

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
Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us or against our advertisers for which we may be liable or have an indemnification obligation. We may be more at risk of infringement claims when we offer platform solutions used directly by our clients because our technology is more accessible to potential claimants, and also because through the [x+1] acquisition we acquired a substantial amount of additional technology and intellectual property. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business.
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
Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. Economic downturns or instability in political or market conditions may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic recovery and international trade relationships in the U.S. or abroad, are likely to affect our business prospects. In addition, concerns over the sovereign debt situation in certain countries in the EU, the impact of Brexit, as well as continued geopolitical turmoil in many parts of the world have, and may continue to, put pressure on global economic conditions, which could lead to reduced spending on advertising.

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
We may be limited in the portion of net operating loss carry-forwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2016, we had U.S. federal net operating loss carry-forwards, or NOLs, of $259.9 million and state NOLs of $142.2 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership could result in ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which would prevent us from offsetting future taxable income.
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
We maintain servers at co-location facilities in California, Illinois, New Jersey, Nevada, Virginia, Germany, the Netherlands and Hong Kong that we use to deliver advertising campaigns for our advertisers, and expect to add other data centers at co-location facilities in the future. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, fires, floods, nuclear disasters, war, acts of terrorism, vandalism or other criminal activities, infectious disease outbreaks and power outages, any of which could render it difficult or impossible for us to operate our business for some period of time. For example, in October 2012, Hurricane Sandy caused our former data center in New York to cease operations because of storm damage, which caused us to divert online traffic to other facilities. Our corporate headquarters and the co-location facility where we maintain data used in our business operations are both located in the San Francisco Bay Area, a region known for seismic activity. If we were to lose the data stored in our California co-location facility, it could take up to two weeks to recreate this data in our Nevada co-location facility, which could result in a material negative impact on our business operations, and potential damage to our advertiser and advertising agency relationships. If one of our facilities were to suffer damage, it would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and results of operations, and harm our reputation. In addition, we may not carry sufficient business interruption insurance to compensate for the losses that may occur. Any of these losses or damages could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our common stock has been volatile and the value of our common stock has declined substantially since our IPO.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through December 31, 2016, our common stock has ranged in price from a low of $1.70 to a high of $71.89. These fluctuations have caused many stockholders to suffer declines in the value of their investment in our common stock. Factors that could cause further fluctuations in the trading price of our common stock include the following:

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
Our stock price has been volatile and has declined since our initial public offering in September 2013. The Company has been defending securities litigation. For more information, see Part 1, Item 3, "Legal Proceedings." Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, financial condition and results of operations.
We have failed in the past, and may fail in the future, to meet our publicly announced guidance or other expectations about our business and future operating results. Such past failures have caused, and future failures would likely cause, our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. We use a variety of models to forecast revenue in our business, including but not limited to models based on our bookings, estimates from our sales personnel, and projected productivity of our sales representatives. Each of our models has limitations. For example, revenue anticipated by a sales representative for a particular quarter might be delayed, reduced in amount or not materialize at all for a variety of reasons, including many that are out of our control. As another example, sales personnel productivity may change significantly from historical patterns when we hire new, less experienced sales personnel, when we introduce new products and services and if we are required to integrate sales personnel and new products as part of an acquired business. In addition, expanding competitive alternatives available to our customers in the market, an unexpected slowdown in general economic conditions, unexpected customer turnover and a variety of other factors could lead to unanticipated reductions in spending by our customers. Our industry is rapidly changing, and as we adopt new business models to address customer requirements, our historical methods of forecasting may prove inadequate. Our increasing focus on platform solutions, which have long sales cycles, exacerbates our difficulty in developing accurate forecasts. It may take a number of quarters selling platform solutions for us to understand enough about the dynamics impacting our revenue mix to be able to accurately forecast revenue for our business.
Our business results may vary significantly from our guidance due to a number of factors, many of which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would likely decline, as it did following our announcement of guidance for the fourth quarter of fiscal 2016 on October 25, 2016.
The concentration of our capital stock ownership could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 37% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through December 31, 2016. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
In October 2016, the Company entered into a Lease Termination and Release Agreement (the “Termination Agreement”) with Google Inc. (the “Landlord”) which provides for an early termination, effective as of January 2, 2017, of the Company's headquarter office lease located at 1900 Seaport Boulevard, Redwood City, CA 94063. The lease was previously scheduled to expire on December 31, 2019. The Company also entered into a new lease agreement in October 2016 and moved its headquarter office to 2000 Seaport Boulevard, 4th Floor, Redwood City, CA 94063, effective in January 2017, which is approximately a third of the existing space.

We maintain additional leased spaces, in several locations, including New York, Chicago, El Segundo (Los Angeles), South Norwalk (Connecticut) and San Francisco, domestically, as well as London, Hamburg and Paris in Europe. We maintain sales offices in other locations globally.
ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:

On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings. On February 24, 2017, the parties advised the court that they had reached an agreement in principle to settle the case in its entirety. The agreement in principle to settle the lawsuit is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. If the settlement is finalized and approved by the court, the settlement amount will be funded by the company’s insurance carrier.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of our then-current and former officers and our board of directors at that time. The action was Davydov v. George H. John, et.al, Case No. CIV 53304. The complaint sought monetary damages in an unspecified amount, restitution, and reform of internal controls. On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action was Lunam v. William Ericson, et. al., Case No. CGC-16-551209. The complaint sought monetary damages in an unspecified amount and reform of internal controls. Both of these state court actions were stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described below. Following the dismissal with prejudice of the In re Rocket Fuel, Inc. Derivative Litigation action as described below, the parties in both the Lunam and Davydov actions reached agreements to voluntarily dismiss the actions without compensation. On February 6, 2017, the Lunam action was dismissed without prejudice, and on February 8, 2017, the Davydov action was dismissed without prejudice.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions were based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and named as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. All defendants moved to dismiss the consolidated complaint on May 19, 2016 and on October 6, 2016 In re Rocket Fuel Inc. Derivative Litigation was dismissed with prejudice. Following the dismissal with prejudice, former plaintiffs in In re Rocket Fuel Inc. Derivative Litigation sent us a letter dated October 12, 2016 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in In re Rocket Fuel, Inc. Derivative Litigation which were substantially the same as the asserted claims in In re Rocket Fuel Securities Litigation. The Company acknowledged the Shareholder Demand on October 19, 2016. Similar letters were sent by the plaintiffs in the Lunam derivative action discussed above and the plaintiff in the Davydov action discussed above, on November 14, 2016 and February 26, 2017, respectively, also demanding that the Board of Directors take action to remedy the same purported breaches of fiduciary duties alleged in the Shareholder Demand. Our Board of Directors has formed a committee to evaluate the demand letters and investigate the claims associated therewith.
The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Unless otherwise specifically disclosed herein, no provision for loss nor disclosure is required related to these actions because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claims; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select market under the symbol "FUEL". The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2015
First Quarter	$16.82	$9.05
Second Quarter	$9.66	$7.53
Third Quarter	$8.28	$4.41
Fourth Quarter	$5.60	$2.80

Fiscal 2016
First Quarter	$4.10	$2.61
Second Quarter	$3.21	$2.09
Third Quarter	$3.48	$2.15
Fourth Quarter	$2.90	$1.70
Holders of Record
As of February 28, 2017, we had 143 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held of record in street name by brokers, banks or other nominees.
Dividends
We did not declare or pay any cash dividends on our common stock during 2015 or 2016 and we have no present intention of paying any cash dividends on our common stock in the foreseeable future. Our credit facility contains restrictions on our ability to pay dividends. See "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K.
Recent Sale of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchaser
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2008 Equity Incentive Plan, or 2008 Plan.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2016	—	$—	—	—
November 1 - November 30, 2016	—	—	—	—
December 1 - December 31, 2016	—	—	—	—
Total	—	$—	—
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
The following graph shows a comparison from September 20, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index, or "S&P 500 Index" and the Nasdaq Composite Index, or "NASDAQ Composite." The graph assumes that $100 was invested at the market close on September 20, 2013 in our common stock, the S&P 500 Index and the NASDAQ Composite, and the data for the S&P 500 Index and the NASDAQ Composite assumes reinvestments of dividends. We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the future. The stock price performance of the following graph is not indicative of future stock price performance.
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
The consolidated statements of operations data for each of the three years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from and qualified by reference to our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$456,263	$461,637	$408,641	$240,605	$106,589
Costs and expenses:
Media cost	204,168	189,089	173,477	103,637	50,669
Other cost of revenue (1)	85,120	79,867	48,586	21,883	9,342
Research and development (1)	35,354	44,922	39,794	17,714	4,876
Sales and marketing (1)	131,099	166,140	146,430	83,345	41,069
General and administrative (1)	50,117	58,354	60,545	28,708	8,403
Impairment of goodwill	—	117,521	—	—	—
Restructuring	8,122	7,393	—	—	—
Total costs and expenses	513,980	663,286	468,832	255,287	114,359
Operating loss	(57,717)	(201,649)	(60,191)	(14,682)	(7,770)
Other expense, net:
Interest expense	4,466	4,563	3,092	917	316
Other (income) expense—net	2,387	3,112	5,267	308	(135)
Change in fair value of convertible preferred stock warrant liability	—	—	—	4,740	2,308
Loss before income taxes	(64,570)	(209,324)	(68,550)	(20,647)	(10,259)
Income tax (benefit) provision	1,125	1,221	(4,239)	285	84
Net loss	$(65,695)	$(210,545)	$(64,311)	$(20,932)	$(10,343)
Basic and diluted net loss per share attributable to common stockholders (2)	$(1.47)	$(4.95)	$(1.74)	$(1.38)	$(1.29)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	44,579	42,551	37,001	15,177	8,024

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Other cost of revenue	$1,978	$1,975	$1,758	$471	$37
Research and development	3,523	7,706	5,039	2,308	734
Sales and marketing	4,926	9,894	10,372	4,482	1,100
General and administrative	4,762	6,399	6,361	3,581	1,450
	$15,189	$25,974	$23,530	$10,842	$3,321

(2)	See Note 10 to our Consolidated Financial Statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$84,024	$78,560	$107,056	$113,873	$14,896
Property, equipment and software, net	49,561	82,781	89,441	25,794	10,939
Working capital	16,568	40,978	97,562	140,850	37,935
Total assets	302,701	347,054	539,265	237,508	75,189
Debt obligations, current and non-current (3)	71,190	63,337	69,040	26,811	6,966
Capital lease obligations, current and non-current	15,046	20,457	17,823	615	—
Total stockholders’ equity	87,151	133,900	312,766	143,167	40,863

(3)	The debt obligations as of December 31, 2016 and 2015 on the consolidated balance sheet are net of $0.3 million and $0.7 million in debt issuance costs, respectively.

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

Our core service offerings are organized around two solutions - a Demand Side Platform (DSP) and a Data Management Platform (DMP) - which can be used independently or together, and can be integrated with a customer’s other customer relationship management or marketing platforms. We refer to our DSP alone or our DSP plus DMP solutions as our Predictive Marketing Platform. That integrated platform is designed to deliver and optimize media spend to engage, upsell, and retarget consumers across addressable channels-including display, mobile, video, social, and television, and across addressable devices, including tablets, personal computers, set top boxes, television, and mobile phones. We offer our Predictive Marketing Platform as a managed service, which we operate on behalf of our customers (our "Media Services"), and as a technology solution our customers acquire and operate themselves, or acquire and obtain supporting services from us (our "Platform Solutions").

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

Factors Affecting Our Performance
We believe the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Growth and Availability of the Real-time Advertising Exchange Market and Digital Advertising
Our performance is affected by growth rates in both real-time advertising exchanges and the digital advertising channels we address. These markets have grown rapidly in the past several years but are highly dynamic; any acceleration, or slowing, of this growth would affect our overall performance.
The availability of inventory on real-time advertising exchanges and our ability to access this inventory, and our access to premium inventory available directly from publishers via private market places ("PMP"), could also impact our performance as we must optimize our solutions across the display (fundamentally desktop and laptop), mobile, social and video channels. We face different competitive landscapes in mobile, social and video channels. For example, at the beginning of 2015 Facebook eliminated access to the Facebook exchange platform, or "FBX," for some of their partners including us, requiring us to adapt our offering in order to continue to access some of the advertising inventory from Facebook. We adapted our technology offerings to address this change, but our sales efforts were impacted and our Facebook campaigns declined as we shifted to buying Facebook inventory through their APIs. Facebook continued to allow some other companies in our industry to purchase inventory through the FBX platform, which was available through November 1, 2016, and which likely put us at a competitive disadvantage. Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through real-time bidding, or "RTB'", or through relationships directly with publishers. Our DSP offering primarily relies on having access to RTB exchanges; however, some publishers have begun to remove their advertising inventory from RTB exchanges, notably the FBX restrictions noted above and changes to Google’s YouTube video inventory availability beginning in 2016.
Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through programmatic buying directly with publishers or through RTB exchanges especially through header bidding. Our DSP offering primarily relies on having access to RTB exchanges where publishers make their advertising inventory available; however, some publishers have begun to remove their advertising inventory from RTB exchanges, notably the FBX restrictions noted above and changes to Google’s YouTube video inventory availability beginning in 2016. Publishers are also reducing and consolidating the amount of RTB Exchanges where they make their inventory available as a result of the impact of header bidding.

Ability to Compete Effectively to Sell our Media Services and Platform Solutions
We are focused on developing direct response and brand advertising solutions for agencies, advertisers and publishers, available through our Media Services and our Platform Solutions. We believe we can offer our Predictive Marketing Platform that combines the functionality of our DSP with features of our DMP to enhance digital media buys across any programmatic inventory.

Our Predictive Marketing Platform competes for digital advertising budgets with a variety of companies, including other companies with DSP offerings, agency trading desks, publishers that sell their inventory directly to agencies and advertisers, and companies that offer self-service platforms, which allow advertisers to purchase inventory directly from advertising exchanges or other third parties and to manage and analyze their own data and third-party data. Furthermore, agencies have been effective at promoting the use of agency trading desks and are increasingly involved in helping to select self-service platform providers for the advertisers they represent.
In July 2014, we announced our Platform Solutions in the United States and Europe, which allow us to compete more directly with companies that offer self-service platform solutions to agencies (as their trading desk solution) and to advertisers. To succeed, we must attract customers to our Predictive Marketing Platform, and establish relationships with systems integrators and other partners to integrate our functionality into their customers' marketing technology platforms. We must also compete with offerings that are often priced at a substantially lower percentage of media spend than our platform pricing. As we offer Platform Solutions to more customers across the globe, our costs of compliance with policies set by real time advertising exchanges for the use of their exchanges increases as these customers use our Predictive Marketing Platform to purchase inventory. We also take on risk that customers on our platform violate these policies through the distribution of malware or other policy violations, and those policy violations jeopardize our access to real time advertising exchanges on behalf of our Media Services customers and other Platform Solutions customers. We have terminated relationships with customers whose policy violations have jeopardized our access to real time advertising exchanges.
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
To expand our reach with advertisers we have a number of sales representatives dedicated to Platform Solutions sales. We are also developing partnerships with marketing software companies, system integrators and agency partners to enhance our ability to gain access to senior level marketing decision makers.
Our customers have many DSP and DMP solutions and technology partners to choose from. In order to increase the adoption of our Predictive Marketing Platform, we are enhancing its ease of use and working on proving the value of our solutions to agency holding companies, their affiliated operating agencies and advertisers.
Mix of Media Services versus Platform Solutions and Impact on Margins

Our strategy to offer our Predictive Marketing Platform as a Platform Solution has had, and we expect will continue to have, an impact on our revenue mix and profitability, and we expect our media margins to decline. Platform Solutions represented 19% and 8% of revenue for the years ended December 31, 2016 and 2015.
Media Services agreements, in the form of insertion orders, typically have a term of a few weeks to months, and are most often priced on a cost-per-thousand impressions basis with the media spend optimized by our technology. Platform Solutions agreements, on the other hand, may have longer terms to use the technology at a predetermined percentage of media spend, which may vary based on volume. The media margin in Platform Solutions is typically materially lower than for Media Services. Our strategy to focus on a smaller number of high value customers is also impacting our Media Service and Platform Solutions margins, primarily due to lower fixed rates provided to clients with larger media spend.
In Platform Solutions, our operating costs are higher up front as we train and assist our customers adopting our platform and as they increase the number of campaigns run on it, but we expect such costs to decline over time as our customers learn to use the platform or agree to pay us additional services fees for assistance we provide on a longer term basis. Our success in our Platform Solutions strategy depends upon our ability to train our platform customers quickly and efficiently, to charge for services required over time, and to increase the number of volume of digital media placements these customers run through our platform.
Expanding our Business with Higher Value Customers
In order to achieve sustainable revenue growth, we must retain spend with existing high value customers, gain a larger share of our current customers’ advertising budgets, and attract new, high-value customers. Our strategy is to focus on expanding our business with a smaller set of larger, higher value customers rather than expanding our customer count. Accordingly, a key measure for us is revenue from our top 50 and 250 customers. During the fourth quarter of fiscal year 2016, revenue from our top 50 customers was 59% of total revenue, compared to 46% during the fourth quarter of fiscal year 2015. Revenue from our top 250 customers was 87% of total revenue during the fourth quarter of fiscal year 2016, compared to 79% during the fourth quarter of fiscal year 2015.
We believe that expanding our business with higher value customers is an important indicator of our ability to grow our business and achieve profitability through scale. Our goal is to increase our revenue period-over-period, and to increase the percentage of that revenue represented by these two customer sets.
Ability to Improve the Productivity and Efficiency of our Resources and Infrastructure
We have invested for long-term growth through the expansion of our offerings and infrastructure to address the needs of our target markets, including offering our Predictive Marketing Platform as Media Services and Platform Solutions. Looking ahead, we will focus on achieving revenue growth by focusing our sales efforts on fewer, higher value customers, and by increasing the adoption of our Platform Solutions by agencies and direct customers.
Employee attrition and the resulting influx of new leaders and other employees in 2016 and 2015 have impacted our efficiency across the company as we expend the time and resources necessary to recruit and retain our talent, restructure our organizations, and train new employees.
Our capital expenditures for property, equipment and software were $11.5 million during fiscal year 2015 as we completed the majority of our facilities. During fiscal year 2016, we spent $5.4 million to purchase property, equipment and software, that we did not finance through leasing, and for fiscal year 2017 we expect these expenditures to remain at comparable levels. To minimize the upfront cash investment required to scale our data centers, we utilize capital leasing facilities, as available, to finance our data center hardware and software needs. We will need to invest in our computational infrastructure and equipment to continue to maintain and scale our business.
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

Ability to Grow Programmatic Advertising for Video Brand Campaigns
Our DSP solution is designed to optimize campaigns for direct response and brand advertisers by generating specific consumer responses, and to drive brand awareness.
The digital advertising industry is rapidly adopting programmatic buying for video advertising and programmatic TV, or "pTV," which is dominated by brand campaigns. To measure our success in brand, we categorize and report video and pTV campaigns as brand, and report all non-video or non-pTV campaigns as direct-response. In the fourth quarter of fiscal year 2016, the revenue split between direct-response and brand was approximately 91% to 9%, compared to 94% to 6%, respectively, in the fourth quarter of fiscal year 2015. We expect the demand for programmatic brand advertising to expand in the future, and thus we will continue our strategic focus on this opportunity. Our success in our brand strategy will depend in part upon our ability to further develop models to validate our video campaigns' performance to our customers.
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
We generate revenue primarily by delivering digital advertisements to consumers through the display channel and other channels such as mobile devices and through video and social channels. We predominantly contract with advertising agencies who purchase our solution on behalf of advertisers. When we contract with an agency, it acts as an agent for a disclosed principal, which is the advertiser. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. The majority of our contracts with advertisers, including advertising agencies representing advertisers, are in the form of insertion orders that outline the terms and conditions of an advertising campaign and its objectives and in the case of Platform Solutions customers in the form of long-term master service agreements that may be complemented with statements of work describing the services to be rendered. Insertion orders and statements of work typically have a term of less than a year, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. To a lesser extent, we generate revenue from license fees to access our DMP and DSP offerings and related professional services, which are generally recognized over the term of the performance period. Our revenue recognition policies are discussed in more detail in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Costs and Expenses
We classify our recurring expenses into these categories: media costs, other cost of revenue, research and development, sales and marketing and general and administrative. Personnel costs for each category of expense other than media costs generally include salaries, bonuses and sales commissions (for sales and marketing only), stock-based compensation expense and employee benefit costs. Allocated costs include charges for facilities, office expenses, utilities, telephones and other miscellaneous expenses. Our Statements of Operations also include the impairment of goodwill charges and restructuring charges, explained below and in Notes 7 and 14 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. In the fourth quarter of fiscal year 2016, we reported a sequential increase in media costs as an increasing percentage of our revenue is generated by Platform Solutions offerings, which have substantially lower media margins (revenue minus media costs) and with our largest customers, that typically have lower media margins. Over the longer term, if we are successful with our efforts to increase the Platform Solutions business as part of our revenue mix, and/or are successful in structuring large agency trading desk deals, we expect the resulting changes in revenue mix to continue to increase our media costs as a percentage of total revenue.

•
Other cost of revenue. These costs include personnel costs, depreciation and amortization expense, amortization of internal-use software development costs, third-party inventory validation and data vendor costs, data center hosting costs and allocated costs. The personnel costs are primarily attributable to individuals maintaining our servers and members of our operations and analytics groups, which initiates, sets up, launches and monitors our advertising campaigns or implements and supports our platform. We capitalize costs associated with our platform software that is developed or obtained for internal-use, and amortize these costs in other cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Other cost of revenue also includes third-party data center costs and depreciation of data center equipment. We anticipate that our other cost of revenue will remain at a similar percentage of total revenue in fiscal 2017 as in fiscal year 2016.

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives and we will prioritize resources on the most critical projects. Consistent with GAAP, we capitalize a portion of our software development costs, and amortize such costs to Other Costs of Revenue over the useful periods of the projects' lives. In fiscal 2017, we expect research and development expenses (net of amounts capitalized in software development costs) to remain at a similar percentage of total revenue from fiscal year 2016 levels.

•
Sales and marketing. Our sales and marketing expenses consist primarily of personnel costs (including sales commissions) and allocated costs, professional services, brand marketing, travel, trade shows and marketing materials. Our sales and marketing organization focuses on marketing our solutions to generate awareness, as well as increasing the adoption of our solutions by existing and new advertisers and agencies. In fiscal year 2017, we expect overall sales and marketing expenses to decrease from fiscal year 2016 levels.

•
General and administrative. Our general and administrative expenses consist primarily of personnel costs associated with our executive, IT, finance, legal, human resources, compliance and other administrative functions, as well as accounting, audit and legal professional services fees, allocated costs and other corporate expenses. Other miscellaneous expenses primarily include local taxes and fees. In fiscal year 2017, we expect general and administrative expenses to decrease from fiscal year 2016 levels.

•
Restructuring expense. Restructuring expense is related to severance payments to employees, exit costs for excess facilities, depreciation or impairments of lease-related assets and the release of deferred rent liabilities related to terminated leases. We expect to incur additional restructuring related expenses (net of gains) as we continue to restructure our facilities in fiscal year 2017. Refer to Note 7 and 16 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K for details of our restructuring expenses.

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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Years ended December 31,
	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	$456,263	$461,637	$408,641
Costs and expenses:
Media cost	204,168	189,089	173,477
Other cost of revenue (1)	85,120	79,867	48,586
Research and development (1)	35,354	44,922	39,794
Sales and marketing (1)	131,099	166,140	146,430
General and administrative (1)	50,117	58,354	60,545
Impairment of goodwill	—	117,521	—
Restructuring	8,122	7,393	—
Total costs and expenses	513,980	663,286	468,832
Operating loss	(57,717)	(201,649)	(60,191)
Interest expense	4,466	4,563	3,092
Other (income) expense, net	2,387	3,112	5,267
Loss before income taxes	(64,570)	(209,324)	(68,550)
Income tax (benefit) provision	1,125	1,221	(4,239)
Net loss	$(65,695)	$(210,545)	$(64,311)

Net loss per share, basic and diluted	$(1.47)	$(4.95)	$(1.74)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Other cost of revenue	$1,978	$1,975	$1,758
Research and development	3,523	7,706	5,039
Sales and marketing	4,926	9,894	10,372
General and administrative	4,762	6,399	6,361
Total	$15,189	$25,974	$23,530

	Years ended December 31,
	2016	2015	2014
Consolidated Statements of Operations Data: *
Revenue	100%	100%	100%
Costs and expenses:
Media cost	45	41	42
Other cost of revenue	19	17	12
Research and development	8	10	10
Sales and marketing	29	36	36
General and administrative	11	13	15
Impairment of goodwill	—	25	—
Restructuring	2	2	—
Total costs and expenses	114	144	115
Operating loss	(14)	(44)	(15)
Interest expense	1	1	1
Other (income) expense, net	1	1	1
Loss before income taxes	(16)	(46)	(17)
Income tax (benefit) provision	—	—	(1)
Net loss	(16)%	(46)%	(16)%

*	Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2016, 2015 and 2014
Revenue

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
Revenue	$456,263	$461,637	$408,641	(1%)	13%
Revenue decreased $5.4 million, or 1%, during the year ended December 31, 2016 compared to the year ended December 31, 2015 due primarily to lower North American agency business, partially offset by higher revenue from our Platform Solutions offerings and outside of North America operations. Media Services represented 81% and 92% of revenue and Platform Solutions was 19% and 8% of revenue for the years ended December 31, 2016 and 2015, respectively. Revenue from outside of North America, as a percentage of revenue, increased to 19% from 17% during the years ended December 31, 2016 and 2015, respectively.
Revenue increased $53.0 million, or 13%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. Adding new customers that tend to spend less, and declining spend from some larger customers, along with some customer turnover, have contributed to the declining rate of year-over-year revenue growth on a percentage basis since 2013. The increase in revenue was attributable to the revenue from the former [x+1] customers following our acquisition in September 2014. This increase was partially offset by, among other factors, a decline in revenue from customers migrating their business to competitors or adopting third-party self-service platforms. Revenue from outside of North America, as a percentage of revenue, increased to 17% from 15% during the years ended December 31, 2015 and 2014, respectively.

Media Cost and Other Cost of Revenue

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
Media Cost	$204,168	$189,089	$173,477	8%	9%
Other cost of revenue	$85,120	$79,867	$48,586	7%	64%
Headcount (at period end)	191	143	161	34%	(11%)
Media costs were $204.2 million during the year ended December 31, 2016 compared to $189.1 million during the year ended December 31, 2015, representing 45% and 41% of revenue in the years ended December 31, 2016 and 2015, respectively. The increase in media costs of $15.1 million, or 8%, and associated increase in media costs as a percentage of revenues was due to the broader adoption of fixed-margin agreements as opposed to CPM-based pricing and the mix shift from Media Services to Platform Solutions which has substantially lower media margins (revenue minus media costs).
Other cost of revenue increased by $5.3 million or 7%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily due to an increase in depreciation and amortization of $3.8 million, which relates to capitalized internal-use software, acquired technology intangible assets and other fixed assets and an increase in personnel costs of $2.0 million from an increase in headcount in campaign support and professional service functions. Amortization of capitalized internal-use software was $10.9 million and $7.6 million for the years ended December 31, 2016 and 2015, respectively.
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
Research and Development

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
Research and development	$35,354	$44,922	$39,794	(21%)	13%
Percent of revenue	8%	10%	10%
Headcount (at period end)	126	160	196	(21%)	(18%)
Research and development expense decreased by $9.6 million, or 21%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily due to a decrease in personnel expense of $8.0 million. The decrease in personnel expense was due to a decrease in average headcount during the year ended December 31, 2016.
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
We capitalized internal-use software development costs of $13.1 million, $15.5 million and $9.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in software capitalization for the year ended December 31, 2016 compared to the prior year was primarily due to a decrease in average headcount due to attrition.
Sales and Marketing

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
Sales and marketing	$131,099	$166,140	$146,430	(21%)	13%
Percent of revenue	29%	36%	36%
Headcount (at period end)	392	511	594	(23%)	(14%)
Sales and marketing expense decreased by $35.0 million, or 21%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily due to a decrease in personnel expense of $18.6 million, a decrease in depreciation and amortization expense of $5.0 million, a decrease in travel expenses of $4.6 million, a decrease in allocated costs of $2.6 million, and a decrease in marketing expenses of $1.7 million. The decrease in personnel expense was primarily due to a decrease in average headcount and the decrease in travel, marketing and allocated costs was due to costs cutting measures implemented during the year ended December 31, 2016. The decrease in depreciation and amortization expense is related to the impairments of our leasehold improvement assets in certain offices in connection with our restructuring activities during the year ended December 31, 2016.
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
General and Administrative

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
General and administrative	$50,117	$58,354	$60,545	(14%)	(4%)
Percent of revenue	11%	13%	15%
Headcount (at period end)	142	140	172	1%	(19%)
General and administrative expense decreased by $8.2 million, or 14%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily due to a decrease in personnel expense of $6.2 million and a decrease in professional services fees of $2.2 million. The decrease in personnel costs was driven by a decrease in the average headcount during the year ended December 31, 2016. The decrease in professional services was primarily due to a decrease in legal fees during the year ended December 31, 2016.
General and administrative expense decreased by $2.2 million, or 4%, compared to the year ended December 31, 2014. This decrease was primarily due to a decrease in acquisition and integration related costs associated with the acquisition of [x+1] of $7.8 million, partially offset by an increase in personnel expense of $3.2 million and, to a lesser extent, to an increase in professional services of $1.0 million. The increase in personnel costs was driven by the expanded headcount during the first half of fiscal year 2015 from hiring and the addition of [x+1] personnel. The average headcount during the year ended December 31, 2015 was higher than during the year ended December 31, 2014, leading to the increase in personnel costs even though year-end headcount was lower at December 31, 2015. The increase in professional services was primarily due to legal fees during the year ended December 31, 2015.
Goodwill Impairment

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
Goodwill impairment	$—	$117,521	$—	(100%)	100%
Percent of revenue	—%	25%	—%
We recorded a goodwill impairment of $117.5 million in September 2015, representing the full balance of goodwill that had previously been capitalized on our balance sheet. Refer to Note 14 to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K for details of our goodwill impairment test.
Restructuring

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
Restructuring charges	$8,122	$7,393	$—	10%	100%
Percent of revenue	2%	2%	—%
During the year ended December 31, 2016, we recorded $8.1 million of restructuring expenses, net of credits, consisting of accelerated amortization, impairment charges and losses on disposal of lease-related assets of $20.4 million, and facility exit and severance costs of $2.8 million; partially offset by the release of deferred rent liabilities, net of sublease provision, of $15.1 million related to the exit of certain leased spaces in Redwood City, Chicago, and New York.
During the year ended December 31, 2015, we incurred a $7.4 million restructuring expense. The restructuring charges include $3.5 million in employee severance costs, $0.9 million in real estate broker costs and $3.1 million in asset impairment charges net of the release of deferred rent liabilities related to vacated offices.
On January 9, 2017 we announced a plan to further improve our operational efficiency, which included a reduction of approximately 11% of our workforce. For more information regarding our restructuring expenses, please refer to Note 7 and 16 to our Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
The total workforce declined from 954 at December 31, 2015 to 851 at December 31, 2016, as we continue to manage our workforce with a goal of achieving improved operating leverage.
Interest and Other Expense

	Years ended December 31,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	(in thousands, except percentages)
Interest expense	$4,466	$4,563	$3,092	(2)%	48%
Other (income) expense, net	2,387	3,112	5,267	(23)%	(41)%
Total	$6,853	$7,675	$8,359	(11)%	(8)%
The decrease in interest and other expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to lower foreign currency transaction losses from less unfavorable exchange rate fluctuations.

The change in interest and other expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to lower foreign currency transaction losses following the declines in the Canadian dollar, British pound and the Euro against the U.S. dollar during year ended December 31, 2015 as compared to the year ended December 31, 2014, partially offset by higher interest expense related to additional borrowings under our revolving credit facility, term debt, and more capital leases.
Income Tax (Benefit) Provision
We recorded an income tax provision of $1.1 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively, primarily due to foreign and state income taxes.
Quarterly Results of Operations
Quarterly Results of Operations Data
The following tables set forth our quarterly consolidated statements of operations in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2016. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$124,830	$109,720	$116,968	$104,745	$125,401	$111,836	$120,065	$104,334
Costs and expenses:
Media costs	63,595	47,092	50,922	42,559	50,700	43,673	49,155	45,561
Other cost of revenue (1)	21,848	22,790	20,397	20,085	19,980	20,105	19,826	19,956
Research and development (1)	7,364	7,913	9,438	10,639	10,786	11,022	11,791	11,323
Sales and marketing (1)	28,985	29,084	36,190	36,840	39,831	41,681	41,750	42,878
General and administrative (1)	11,119	11,912	12,765	14,321	13,691	12,328	14,761	17,574
Impairment of goodwill	—	—	—	—	—	117,521	—	—
Restructuring	6,555	—	1,766	(199)	922	—	6,471	—
Total costs and expenses	139,466	118,791	131,478	124,245	135,910	246,330	143,754	137,292
Operating loss	(14,636)	(9,071)	(14,510)	(19,500)	(10,509)	(134,494)	(23,689)	(32,958)
Interest expense	1,115	1,082	1,032	1,237	1,090	1,087	1,045	1,340
Other (income) expense, net	1,304	411	866	(194)	803	797	(696)	2,208
Loss before income taxes	(17,055)	(10,564)	(16,408)	(20,543)	(12,402)	(136,378)	(24,038)	(36,506)
Income tax (benefit) provision	438	171	285	230	279	213	372	357
Net loss	(17,493)	(10,735)	(16,693)	(20,773)	(12,681)	(136,591)	(24,410)	(36,863)
Loss per share:
Net loss per share, basic and diluted	$(0.38)	$(0.24)	$(0.38)	$(0.48)	$(0.29)	$3.19	$0.58	$0.88

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands)
Other cost of revenue	$432	$523	$493	$530	$408	$465	$477	$625
Research and development	726	451	981	1,365	1,937	1,688	1,834	2,247
Sales and marketing	1,069	1,011	1,357	1,489	2,260	2,478	2,325	2,831
General and administrative	958	1,127	1,251	1,426	1,180	1,676	1,798	1,744
	$3,185	$3,112	$4,082	$4,810	$5,785	$6,307	$6,434	$7,447

	Three Months Ended
	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(as a percentage of revenue)
Consolidated Statements of Operations Data:*
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Media costs	51	43	44	41	40	39	41	44
Other cost of revenue (1)	18	21	17	19	16	18	17	19
Research and development (1)	5	7	8	10	8	10	10	11
Sales and marketing (1)	23	27	31	35	32	37	35	41
General and administrative (1)	9	11	11	14	11	11	12	17
Impairment of goodwill	—	—	—	—	—	105	—	—
Restructuring	5	—	2	—	1	—	5	—
Total cost and expenses	111	108	112	119	108	220	120	132
Operating loss	(12)%	(8)	(12)	(19)	(8)	(120)	(20)	(32)
Interest expense	1	1	1	1	1	1	1	1
Other (income) expense, net	1	—	1	—	1	1	(1)	2
Loss before income taxes	(14)%	(10)	(14)	(20)	(10)	(122)	(20)	(35)
Income tax (benefit) provision	—	—	—	—	—	—	—	—
Net loss	(14)%	(10)%	(14)%	(20)%	(10)%	(122)%	(20)%	(35)%

*	Certain figures may not sum due to rounding.
Quarterly Trends and Seasonality
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside our control. Many advertisers spend the largest portion of their advertising budgets during the fourth quarter, to coincide with the holiday shopping season. As a result, the fourth quarter of each calendar year historically represents the largest percentage of our revenue for the year, and the first quarter of each year represents the smallest percentage.
Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $84.0 million, of which $2.3 million was held by our foreign subsidiaries, $71.2 million in debt obligations, net of $0.3 million in debt issuance costs, under the amended and restated Revolving Credit and Term Loan Agreement (the "2016 Loan Facility") and $15.0 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of December 31, 2016.

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
On December 31, 2014, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders, including Comerica Bank, or "Comerica," as administrative agent for the lenders (the "2014 Loan Facility"). The 2014 Loan Facility amended and restated our then-existing Amended and Restated Revolving Credit and Term Loan Agreement, dated December 20, 2013, between us, certain lenders, and Comerica, as administrative agent for the lenders. The 2014 Loan Facility provided for a secured $80.0 million three year revolving credit facility and a secured $30.0 million five-year term loan. Revolving loans could be advanced under the 2014 Loan Facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million. If the borrowing base falls below our outstanding balance under the revolving credit facility, we may not have access to additional borrowing capacity and may have to repay some of the outstanding balance.
In March 2016, we amended the 2014 Loan Facility (the "2016 Loan Facility") and terminated the term loan. On March 11, 2016, the then remaining balance of the term loan was repaid and refinanced by an additional draw down on the revolving credit facility.
In September 2016, we amended the 2016 Loan Facility. This amendment provides for a floor of zero percent (0%) for certain LIBOR definitions and a change in the timing for measuring whether the Company’s aggregated cash on deposit with the lenders and other domestic financial institutions falls below $40 million (calculating our balance on the last day of each month rather than on a continuous rolling basis) for purposes of determining whether the Agent has the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the Company's revolving credit facility. In December 2016, we amended the 2016 Loan Facility to lower the minimum EBITDA financial covenant for the period ending December 31, 2016.

In February 2017 we further amended the 2016 Loan Facility. This amendment extended the revolving credit maturity date by one year to December 31, 2018, amended the definition of EBITDA to permit the add-back of restructuring charges incurred during the first two quarters of fiscal year 2017, lowered the minimum EBITDA financial covenant, increased the minimum liquidity ratio financial covenant, and decreased the limit for debt under capital leases as well as the amount of permitted capital expenditures per fiscal year.
The 2016 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million at month-end, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum bank-defined EBITDA covenant (Refer to Note 8 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for details), maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of December 31, 2016, we were in compliance with all covenants under the 2016 Loan Facility. The 2016 Loan Facility expires on December 31, 2018 through the amendment effective February 14, 2017. We currently anticipate that our results for the year ending December 31, 2017 will meet or exceed the bank-defined EBITDA covenants for such period. If we are unable to meet the covenants, we will seek to negotiate waivers and amendments with our lenders or find alternative sources of financing from other financial institutions.
As of December 31, 2016, we had $71.5 million of outstanding revolving loans and letters of credit had been issued amounting to $6.5 million under the 2016 Loan Facility. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us potentially triggering our lenders’

rights to use future cash collections from accounts receivable directly to reduce our outstanding balance under the revolving credit facility.
In May 2016, we filed a registration statement on Form S-3 covering up to $50.0 million of our common stock and other types of securities. The Registration Statement was declared effective by the SEC in August 2016. We concurrently entered into a sales agreement for "at-the-market" offerings under which we may offer and sell shares of common stock into the market over time. This sales agreement gives us the flexibility to issue shares in the amount of up to $30.0 million. During the quarter ended September 31, 2016, we sold 0.7 million shares of common stock for $1.5 million in proceeds, net of issuance costs which include a sales commission of 3%, or approximately $0.1 million, paid to the broker-dealer under this sales agreement.
    We believe that, subject to achieving our operating plans for fiscal year 2017, our existing cash and cash equivalents balance, our 2016 Loan Facility, including any future modifications or waivers we may need to obtain, and any potential capital raises through issuance of debt or equity instruments will enable us to meet our business requirements for at least the next twelve months. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may take additional measures to reduce expenses to offset any shortfall.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Years ended December 31,
	2016	2015	2014
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$20,773	$4,461	$(6,314)
Cash flows used in investing activities	(15,731)	(23,592)	(155,112)
Cash flows provided by (used in) financing activities	894	(9,394)	154,859
Effects of exchange rates on cash	(472)	29	(250)
Increase (decrease) in cash and cash equivalents	$5,464	$(28,496)	$(6,817)
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

For the year ended December 31, 2016, cash provided by operating activities was $20.8 million, resulting from a net loss of $65.7 million, offset by non-cash expenses of $88.0 million, which mainly included depreciation, amortization, stock-based compensation expense and accelerated amortization charges related to our terminated office leases in Redwood City and New York. These non-cash expenses increased primarily due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and the impairment of long-lived leasehold improvement assets. The remaining $1.5 million was from the net change in working capital items, most notably an increase in accounts payable and other accrued liabilities of $14.6 million due to the timing of payments to vendors and increased accruals, offset by a reduction in deferred rent of $13.7 million due to restructuring activities, and an increase in accounts receivable of $3.1 million due to the timing of payments from customers and agencies. For information regarding our restructuring plan, please refer to Note 7 of our Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
For the year ended December 31, 2015, cash provided by operating activities was $4.5 million, resulting from a net loss of $210.5 million, offset by non-cash goodwill impairment charge of $117.5 million and other by non-cash expenses of $84.5 million, which mainly included depreciation, amortization, stock-based compensation expense and deferred taxes. These non-cash expenses increased primarily due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and the impairment of long-lived leasehold improvement assets. The remaining $13.0 million was from the net change in working capital items, most notably a decrease in accounts receivable of $9.3 million due to the timing of payments from customers and agencies, a decrease in prepaid and other assets of $9.1 million due to the collection of certain leasehold reimbursements from landlords, and an increase in deferred revenue of $1.5 million. These amounts were offset by a decrease in accounts payable and other liabilities of $3.7 million due to the timing of our payments to our vendors and a reduction in deferred rent of $3.2 million due to restructuring activities.

For the year ended December 31, 2014, cash used in operating activities was $6.3 million, resulting from a net loss of $64.3 million, offset by non-cash expenses of $42.7 million, which mainly included depreciation, amortization, stock-based compensation expense and deferred taxes. These non-cash expenses increased due to additional depreciation generated by our capital expenditures, amortization from intangible assets acquired in the [x+1] acquisition and headcount growth, primarily related to continued investment in our business. The remaining $15.3 million was from the net change in working capital items, most notably an increase in accounts receivable of $25.1 million due the timing of payments from customers and agencies, an increase in prepaid and other assets of $9.2 million due to the timing of payments for software licenses and maintenance, deposits, and other operating costs, and growth of the company, and a decrease in accrued and other liabilities of $1.1 million related to the timing of payments. These amounts were fully offset by an increase in deferred rent of $24.1 million mainly from cash reimbursements by landlords for improvements we made at our new office locations and an increase in accounts payable and other liabilities of $25.9 million due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors.

Investing Activities
For the year ended December 31, 2016, investing activities primarily consisted of $5.4 million of capital expenditures for facilities leasehold improvements, as well as purchases of property, equipment and software and $10.8 million of capitalized internal-use software.
For the year ended December 31, 2015, investing activities primarily consisted of $11.5 million of capital expenditures for facilities leasehold improvements, as well as purchases of property, equipment and software and $12.4 million of capitalized internal-use software.

For the year ended December 31, 2014, investing activities primarily consisted of $97.4 million related to the acquisition of [x+1], $47.9 million of capital expenditures consisting of purchases of property, equipment and software and $7.6 million of capitalized internal-use software.
Financing Activities
During the year ended December 31, 2016, cash provided by financing activities was $0.9 million, consisting of net proceeds from Loan Facility of $7.4 million and from issuance of common stock, including issuances pursuant to employee stock plans, of $2.3 million, offset by $8.8 million in principal payments towards our capital lease obligations.
During the year ended December 31, 2015, cash used in financing activities was $9.4 million, consisting primarily of $6.0 million in payments towards our 2014 Loan Facility, $6.2 million in payments towards our capital lease obligations, partially offset by $3.1 million in net cash proceeds from the issuance of common stock, primarily under the employee stock purchase plan.

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
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of December 31, 2016 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of December 31, 2016, our principal commitments consisted of obligations under the 2016 Loan Facility, our operating leases for our offices, as well as capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$63,380	$12,373	$20,519	$13,463	$17,025
Capital lease obligations	15,046	8,325	6,443	278	—
Revolving credit facility (1)	71,500	71,500	—	—	—
Total minimum payments	$149,926	$92,198	$26,962	$13,741	$17,025

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2016 Loan Facility, plus a spread of 2.000% to 2.500%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.000% to 3.500%, which was equal to 3.49%, as of December 31, 2016, and has a final maturity date in December 2018 following the February 14, 2017 amendment.

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

Demand Side Platform—To date, we have generated most of our revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video. This aspect of our business is referred to as a demand side platform, or “DSP.” These arrangements are typically with advertising agencies on behalf of their advertising clients and are generally evidenced by a fully-executed insertion order, or “IO,” and are generally cancellable by the customer as to any unfulfilled portion without penalty. Generally, IOs describe the campaign objectives, state the number and type of advertising impressions to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
Customers are typically billed on a monthly basis for each campaign for impressions delivered during the prior month. Depending on the customers' decision the delivery of impressions can either be measured by our ad servers or by third party ad tracking providers. We determine collectability by performing ongoing credit evaluations and monitoring our customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third parties, we perform a credit check with an independent credit agency and may check credit references to determine creditworthiness. We only recognize revenue when collection is reasonably assured.
The determination of whether revenue from DSP arrangements should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we act as the principal or an agent, we follow the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, we have concluded that we act as a principal with respect to these arrangements because (a) we are the primary obligor and are responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, (iii) selecting the media to fulfill the insertion order, and (iv) performing campaign set-up, campaign management, billing and collection activities, including retaining credit risk, and (b) we have the risk of fluctuating costs from our media vendors relative to fixed pricing negotiated with our customers and have discretion in selecting media vendors when fulfilling a customer’s campaign. Based on this conclusion, we report revenue earned and costs incurred with respect to our full-service DSP on a gross basis.
In addition to delivering internet advertising through a full-service DSP, we license a self-service version of our DSP. For the majority of self-serve DSP arrangements, the principal-agent criteria are substantially similar to the full-service DSP arrangements described above, and revenue and costs are reported on a gross basis. For a small number of our self-service DSP customers we have concluded that we act as an agent based on the accounting guidance for principal-agent considerations in cases where (i) we are not the primary obligor, as the customers no longer require significant involvement of our ad operations teams, (ii) we do not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, (iii) the media spend of the campaign is determined by the customer through the real-time bidding process, and (iv) the amount earned by us is based on a fixed percentage of the media spend of the customer’s campaign. Based on this conclusion, we report a portion of revenue earned and costs incurred with respect to this type of self-service DSP arrangements on a net basis.
On occasion, we have offered customer incentive programs that provide rebates after achieving a specified level of advertising spending. We record ratable reductions to revenue for estimated commitments related to these customer incentive programs. For transactions involving incentives, we recognize revenue net of the estimated rebate amount to be paid, provided that the rebate amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. If rebates cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the rebate program lapses.
Data Management Platform—We license the right to access our DMP to agencies and advertisers for their own use. These arrangements typically run over a period of one year or more and do not provide the customer with the right or ability to take possession of the platform. Revenue from these license agreements is recognized ratably over the license term.
We also provide professional services such as implementation, training or support for our platform. Revenue is deferred until the implementation services are completed or recognized ratably over the term of the support agreement.
Multiple-Element Arrangements—We enter into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time during the campaign period, or within close proximity of one another. We allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or “VSOE, if available; (2) third-party evidence, or “TPE," if VSOE is not available; and (3) best estimate of selling price, or “BESP,” if neither VSOE nor TPE is available. To date, we are unable to establish VSOE or selling price based on TPE for any of our advertising offerings. When we are unable to establish selling price using VSOE or TPE, we use BESP for the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the services were sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors, including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. In particular, we review multiple data points to determine BESP, including price lists used by our sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from our sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. Given that most of our arrangements have only one type of advertising deliverable and our campaigns have a relatively short duration, the impact of using BESP versus the contractually-stated prices has historically been immaterial.
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
Allowances for Doubtful Accounts and Sales Reserves
We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially and adversely affected.
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
Income Taxes
We account for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. They are measured using the tax rate expected to be applied to taxable income in the years in which the differences are expected to be reversed.
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
Volatility. As we do not have a trading history for our common stock that matches our expected term, the expected stock price volatility for our common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the digital advertising industry similar in size, stage of life cycle and financial leverage and were the same as the comparable companies used in our pre‑IPO common stock valuation analysis. We do not rely on implied volatilities of traded stock options in comparable companies’ common stock because the volume of activity is relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
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

Due to a stock price decline in the year ended December 31, 2015, our market capitalization declined to a value below the net book value of our equity, which caused us to conduct an interim goodwill impairment test. The outcome of this test resulted in a non-cash impairment of the full balance of our goodwill of $117.5 million, which was recorded in the Consolidated Statements of Operations for the period ended September 30, 2015. As a result of the test of our long-lived assets we determined that the asset group was not impaired. Refer to Note 14 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for details of the Company's goodwill impairment test.
Whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group is impaired or the estimated useful life is no longer appropriate we perform a quantitative impairment test. When such events or changes in circumstances occur, such as the decline in the market value of our stock towards the end of fiscal year 2016, we assess recoverability by determining whether the carrying value of such assets or asset groups will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We conducted this test at the end of our fiscal year 2016 and determined that the asset group was not impaired. Accordingly, no intangible asset impairment charges were recorded in fiscal year 2016.
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
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, the British Pound and the Euro. While a portion of our sales are denominated in these foreign currencies and then translated into the U.S. dollar, the vast majority of our media costs are billed in the U.S. dollar, causing both our revenue and, disproportionately, our operating loss and net loss to be impacted by fluctuations in the exchange rates. In addition, gains (losses) related to translating certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would result in a foreign currency loss of approximately $3.0 million on foreign-denominated balances, excluding our intercompany loans with our subsidiaries, at December 31, 2016.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rocket Fuel Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheet of Rocket Fuel Inc. and subsidiaries (“the Company”) as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocket Fuel Inc. and subsidiaries at December 31, 2016, and the results of its operations and its cash flows for year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA LLP
San Francisco, California
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rocket Fuel Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheet of Rocket Fuel Inc. and subsidiaries (“the Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rocket Fuel Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 14, 2016

Rocket Fuel Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$84,024	$78,560
Accounts receivable, net	125,755	124,998
Prepaid expenses	2,598	3,803
Other current assets	3,049	2,081
Total current assets	215,426	209,442
Property, equipment and software, net	49,561	82,781
Restricted cash	1,749	2,141
Intangible assets, net	34,874	50,919
Deferred tax assets, net	574	718
Other assets	517	1,053
Total assets	$302,701	$347,054
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$83,001	$71,292
Accrued and other current liabilities	33,486	40,734
Deferred revenue	2,856	2,116
Current portion of capital leases	8,325	8,602
Current portion of debt	71,190	45,720
Total current liabilities	198,858	168,464
Debt - Less current portion	—	17,617
Capital leases—Less current portion	6,721	11,855
Deferred rent—Less current portion	9,121	14,042
Other liabilities	850	1,176
Total liabilities	215,550	213,154
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, $0.001 par value— 1,000,000,000 authorized as of December 31, 2016 and 2015, respectively; 46,218,687 and 43,567,016 issued and outstanding as of December 31, 2016 and 2015, respectively	46	44
Additional paid-in capital	473,056	453,338
Accumulated other comprehensive loss	(925)	(151)
Accumulated deficit	(385,026)	(319,331)
Total stockholders’ equity	87,151	133,900
Total liabilities and stockholders’ equity	$302,701	$347,054
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)

	Years ended December 31,
	2016	2015	2014

Revenue	$456,263	$461,637	$408,641
Costs and expenses:
Media costs	204,168	189,089	173,477
Other cost of revenue	85,120	79,867	48,586
Research and development	35,354	44,922	39,794
Sales and marketing	131,099	166,140	146,430
General and administrative	50,117	58,354	60,545
Impairment of goodwill	—	117,521	—
Restructuring	8,122	7,393	—
Total costs and expenses	513,980	663,286	468,832
Operating loss	(57,717)	(201,649)	(60,191)
Interest expense	4,466	4,563	3,092
Other (income) expense, net	2,387	3,112	5,267
Loss before income taxes	(64,570)	(209,324)	(68,550)
Income tax provision (benefit)	1,125	1,221	(4,239)
Net loss	$(65,695)	$(210,545)	$(64,311)
Basic and diluted net loss per share attributable to common stockholders	$(1.47)	$(4.95)	$(1.74)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	44,579	42,551	37,001

See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2016	2015	2014

Net loss	$(65,695)	$(210,545)	$(64,311)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	(774)	(31)	(105)
Comprehensive loss	$(66,469)	$(210,576)	$(64,416)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2013	32,825,992	$33	$187,624	$(15)	$(44,475)	$143,167
Issuance of common stock upon exercises of employee stock options, net of repurchases	1,473,565	2	4,543	—	—	4,545
Issuance of common stock upon vesting of restricted stock units	118,147	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(38,242)	—	(567)	—	—	(567)
Issuance of common stock in connection with acquisition	5,253,084	5	82,416	—	—	82,421
Issuance of common stock from follow-on offering, net of issuance costs	2,000,000	2	115,401	—	—	115,403
Issuance of common stock in connection with employee stock purchase plan	369,987	—	6,454	—	—	6,454
Stock-based compensation	—	—	25,481	—	—	25,481
Foreign currency translation adjustment	—	—	—	(105)	—	(105)
Tax benefit from stock-based award activity	—	—	278	—	—	278
Net loss	—	—	—	—	(64,311)	(64,311)
Balance—December 31, 2014	42,002,533	42	421,630	(120)	(108,786)	312,766
Issuance of common stock upon exercises of employee stock options, net of repurchases	420,163	—	1,145	—	—	1,145
Issuance of common stock upon vesting of restricted stock units	646,395	1	—	—	—	1
Shares withheld related to net share settlement of restricted stock units	(230,666)	—	(1,432)	—	—	(1,432)
Issuance of common stock in connection with employee stock purchase plan	728,591	1	3,579	—	—	3,580
Stock-based compensation	—	—	28,589	—	—	28,589
Foreign currency translation adjustment	—	—	—	(31)	—	(31)
Tax shortfalls, net of benefits, from stock-based award activity	—	—	(173)	—	—	(173)
Net loss	—	—	—	—	(210,545)	(210,545)
Balance—December 31, 2015	43,567,016	44	453,338	(151)	(319,331)	133,900
Issuance of common stock upon exercises of employee stock options, net of repurchases	228,992	—	203	—	—	203
Issuance of common stock via at-the-market share offering, net of issuance costs	697,405	—	1,536	—	—	1,536
Issuance of common stock upon vesting of restricted stock units	1,202,229	1	(1)	—	—	—
Shares withheld related to net share settlement of restricted stock units	(454,951)	—	(1,266)	—	—	(1,266)
Issuance of common stock in connection with employee stock purchase plan	977,996	1	1,812	—	—	1,813
Stock-based compensation	—	—	17,480	—	—	17,480
Foreign currency translation adjustment	—	—	—	(774)	—	(774)
Tax shortfalls, net of benefits, from stock-based award activity	—	—	(46)	—	—	(46)
Net loss	—	—	—	—	(65,695)	(65,695)
Balance—December 31, 2016	46,218,687	$46	$473,056	$(925)	$(385,026)	$87,151
See Accompanying Notes to Consolidated Financial Statements.

Rocket Fuel Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2016	2015	2014

OPERATING ACTIVITIES:
Net loss	$(65,695)	$(210,545)	$(64,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill	—	117,521	—
Depreciation and amortization	49,119	50,762	23,670
Impairment of long-lived assets	4,195	6,633	—
Accelerated amortization of leasehold improvements	14,948	—	—
Stock-based compensation	15,189	25,974	23,838
Deferred taxes	157	(379)	(5,418)
Excess tax benefit from stock-based activity	—	—	(278)
Provision for sales returns and doubtful accounts receivable	2,351	1,127	459
Other non-cash adjustments, net	2,053	372	412
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,108)	9,275	(25,134)
Prepaid expenses and other assets	(70)	9,128	(9,153)
Accounts payable, accrued and other liabilities	14,616	(3,746)	25,867
Deferred rent	(13,722)	(3,184)	24,068
Deferred revenue	740	1,523	(334)
Net cash provided by (used in) operating activities	20,773	4,461	(6,314)
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(5,419)	(11,512)	(47,865)
Business acquisition, net	—	(367)	(97,444)
Capitalized internal-use software development costs	(10,768)	(12,402)	(7,600)
Other investing activities	456	689	(2,203)
Net cash used in investing activities	(15,731)	(23,592)	(155,112)
FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of issuance costs	—	—	115,403
Proceeds from exercise of common stock options	239	940	3,725
Proceeds from at-the-market share offering, net of issuance costs	1,536	—	—
Excess tax benefit from stock-based activity	—	—	278
Proceeds from issuance of common stock from employee stock purchase plan	1,812	3,579	6,454
Tax withholdings related to net share settlements of restricted stock units	(1,266)	(1,432)	(567)
Repayment of capital lease obligations	(8,777)	(6,239)	(1,335)
Proceeds from debt facilities, net of debt issuance costs	31,350	(242)	44,479
Repayment of debt facilities	(24,000)	(6,000)	(13,578)
Net cash provided by (used in) financing activities	894	(9,394)	154,859
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(472)	29	(250)
CHANGE IN CASH AND CASH EQUIVALENTS	5,464	(28,496)	(6,817)
CASH AND CASH EQUIVALENTS—Beginning of period	78,560	107,056	113,873
CASH AND CASH EQUIVALENTS—End of period	$84,024	$78,560	$107,056

	Years ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$496	$1,251	$1,035
Cash paid for interest	3,890	3,936	2,840
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$771	$1,048	$2,077
Offering costs recorded in accrued liabilities	36	—	—
Property, plant and equipment acquired under capital lease obligations	3,367	8,797	18,619
Vesting of early exercised options	65	167	742
Stock-based compensation capitalized in internal-use software costs	2,293	2,616	1,643
Issuance of common stock in connection with acquisition	—	—	82,421
See Accompanying Notes to Consolidated Financial Statements.

ROCKET FUEL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Rocket Fuel Inc. (the “Company”) is a technology company that brings the power of machine learning to the world of digital marketing, offering a Predictive Marketing Platform designed to help marketers and their agencies connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives. The Company's technology autonomously purchases ad spots, or impressions, one at a time, on real-time advertising exchanges to create portfolios of impressions designed to optimize the goals of our advertisers, such as increased sales, heightened brand awareness and decreased cost per customer acquisition.

The Company was incorporated as a Delaware corporation on March 25, 2008 and is headquartered in Redwood City, California, with offices in various cities across the United States, Europe, Canada, and Australia.
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
Principles of Presentation and Going Concern—The Company has incurred losses from operations resulting in an accumulated deficit of $(385.0) million as of December 31, 2016, with a net loss of $(65.7) million during the year ended December 31, 2016. Since inception, the Company's operations and investments have been funded through cash generated from operations and debt from banks, capital leases and equity financing. As of December 31, 2016, the Company had cash and cash equivalents of $84.0 million, of which $2.3 million was held by its foreign subsidiaries, $71.2 million in debt obligations, under the Revolving Credit and Term Loan Agreement (the "2016 Loan Facility") which expires on December 31, 2018 and $15.0 million in capital lease obligations.

The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash from operations, which is subject to achieving its operating plans, and the continued availability of external funding sources. The main source of funding is the 2016 Loan Facility which includes bank-defined EBTIDA targets, minimum cash requirements, and other financial and non-financial covenants.  The Company considers the continued availability of the loan facility a significant condition to meeting its payment obligations as it has had to amend its terms, in particular the bank-defined EBITDA covenant, several times over the past two fiscal years in order to remain in compliance.

In fiscal year 2016 the Company generated $20.8 million of cash from operating activities and in January 2017 announced a plan to improve its operational efficiency which is expected to reduce operating expense by approximately $20 million annually. Refer to Note16 for details. The operating plans for fiscal year 2017 indicate that the Company will meet the bank-defined EBITDA targets. If it appears these targets may not be met, the operating plan has variable costs components that could be adjusted if necessary. If the targets of the operating plan for fiscal year 2017 cannot be met, the Company may seek amendments to the 2016

Loan Facility from its current lenders as it has successfully done several times in the past. Alternatively, the Company may seek alternative sources of financing from other asset-backed lending institutions based on utilizing accounts receivable as collateral.

As a result, the Company believes that such plans and the alternative actions available to the Company, mitigate the relevant conditions and events that would raise substantial doubt about the Company's ability to continue as a going concern.

Use of Estimates—The preparation of consolidated financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts, the amount of software development costs which should be capitalized, certain accruals, future taxable income, future cash flows to be derived from the Company, the useful lives of long-lived and intangible assets, and the assumptions used for purposes of determining stock-based compensation. Actual results could differ from those estimates.
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
Fair Value of Financial Instruments—The Company’s financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, term debt and revolving credit facilities. The fair value of the Company’s cash equivalents is determined based on quoted prices in active markets for identical assets for its money market funds. The recorded values of the Company’s accounts receivable, accounts payable and accrued and other current liabilities approximate their current fair values due to the relatively short-term nature of these accounts. The Company believes that the fair value of the capital leases, term debt and revolving credit facilities approximate their respective recorded amounts as of December 31, 2016 and 2015 as the interest rates on the term debt and revolving credit facilities are variable and the rates for each are based on market interest rates after consideration of default and credit risk (using level 2 inputs).
Cash and Cash Equivalents—Cash consists of cash maintained in checking and savings accounts. All highly liquid investments purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist of money market funds.
Restricted Cash—Restricted cash as of December 31, 2016 and 2015 consists of cash required to be deposited with financial institutions for security deposits for some of the Company's office lease agreements.
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
The Company mitigates its credit risk with respect to accounts receivable by performing credit evaluations and monitoring agencies' and advertisers' accounts receivable balances. As of December 31, 2016, two agency holding companies and one single advertiser accounted for 10% of more of accounts receivable. As of December 31, 2015, two agency holding companies and no single advertiser accounted for 10% or more of accounts receivable.
With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the years ended December 31, 2016, 2015 and 2014, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the years ended December 31, 2016, 2015 and 2014.
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
The following is a summary of activities in allowance for doubtful accounts and sales reserves for the fiscal years indicated (in thousands):

Years ended December 31,	Allowances Beginning Balance	Charged Against Revenue	Charged to Expense	Write-offs, Adjustments, Net of Recovery	Allowances Ending Balance
2016	$3,338	$572	$2,146	$(3,040)	$3,016
2015	2,211	1,252	390	(515)	$3,338
2014	1,752	796	523	(860)	$2,211
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
Internal-Use Software Development Costs—The Company incurs costs to develop software for internal use. The Company expenses all costs that relate to the planning and post implementation phases of development as research and development expense. The Company capitalizes costs when preliminary efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized. The Company capitalized $13.1 million and $15.5 million for the years ended December 31, 2016 and 2015, respectively. These capitalized amounts are included in property, equipment and software—net on the consolidated balance sheets. Amortization commences when the website or software for internal use is ready for its intended use. The amortization period utilized for capitalized software is the estimated useful life of the related asset.
Impairment of Long-lived Assets—The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful life is no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with an asset are less than the carrying amount of the asset, an impairment loss is recorded to write the asset down to its estimated fair value. Fair value is estimated based on discounted future cash flows. Due to the price decline of our publicly traded stock we conducted an impairment test for our long-lived asset group at the end of fiscal year 2016 and determined that the asset group was not impaired.

The Company incurred $19.1 million in accelerated depreciation and impairment charges for leasehold improvements and certain other assets during the twelve months ended December 31, 2016. The Company incurred $6.6 million in impairment charges for leasehold improvements and certain other assets during the twelve months ended December 31, 2015. No impairment charges were recorded during the year ended December 31, 2014. Refer to Note 7 for details of the impairment charges for some of the Company's leasehold improvement assets.
Business Combinations—The Company accounts for business combinations using the acquisition accounting method as required under the provisions of Financial Accounting Standards Board ("FASB") ASC 805, Business Combinations, or ASC 805. The total purchase price is allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed.
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
Demand Side Platform—To date, the Company has generated most of its revenue by delivering digital advertisements to Internet users through various channels, including display, mobile, social and video. This aspect of its business is referred to as a demand side platform, (“DSP”). These arrangements are typically with advertising agencies on behalf of their advertiser clients and are generally evidenced by a fully-executed insertion order (“IO”) that are generally cancellable by the customer as to any unfulfilled portion without penalty. Generally, IOs describe the campaign objectives, state the number and type of advertising impressions to be delivered, the agreed upon rate for each delivered impression, and a fixed period of time for delivery.
Customers are typically billed on a monthly basis for each campaign for impressions delivered during the prior month. Depending on the customers' decision the delivery of impressions can either be measured by our ad servers or by third party ad tracking providers. The Company determines collectability by performing ongoing credit evaluations and monitoring its customers’ accounts receivable balances. For new customers and their agents, which may be advertising agencies or other third parties, the Company performs a credit check with an independent credit agency and may check credit references to determine creditworthiness. The Company only recognizes revenue when collection is reasonably assured.
The determination of whether revenue from DSP arrangements should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, the Company has concluded that it acts as a principal with respect to these arrangements because (a) the Company is the primary obligor and is responsible for (i) fulfilling the advertisement delivery, (ii) establishing the selling prices for delivery of the advertisements, (iii) selecting the media to fulfill the insertion order, and (iv) performing campaign set-up, campaign management, billing and collection activities including retaining credit risk, and (b) the Company has the risk of fluctuating costs from its media vendors relative to fixed pricing negotiated with its customers and has discretion in selecting media vendors when fulfilling a customer’s campaign. Based on this conclusion, the Company reports revenue earned and costs incurred with respect to its full-service DSP on a gross basis.
In addition to delivering internet advertising through its full-service DSP, the Company licenses a self-service version of its DSP. For the majority of self-serve DSP arrangements, the principal-agent criteria are substantially similar to the full-service DSP arrangements described above, and revenue and costs are reported on a gross basis. For a small number of our self-service DSP customers based on the accounting guidance for principal-agent considerations, the Company has concluded that it acts as an agent in cases where (i) the Company is not the primary obligor, as the customers no longer require significant involvement of the ad operations teams (ii) the Company does not have inventory risk as the customer chooses the inventory to purchase on a real-time basis, (iii) the media spend of the campaign is determined by the customer through the real-time bidding process, and (iv) the amount earned by the Company is based on a fixed percentage of the media spend of the customer’s campaign. Based on this conclusion, the Company reports a portion of revenue earned and costs incurred with respect to this type of self-service DSP arrangements on a net basis. For the majority of self-serve DSP arrangements these principal-agent criteria are more akin to full-service DSP arrangements, and revenue and costs are reported on a gross basis.
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
Multiple-Element Arrangements—The Company enters into arrangements to sell advertising that includes different media placements or ad services that are delivered at the same time during the campaign period, or within close proximity of one another. The Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. To date, the Company has not been able to establish VSOE or selling price based on TPE for any of its advertising offerings. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors, including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. In particular, the Company reviews multiple data points to determine BESP, including price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. Given that most arrangements have only one type of advertising deliverable and the campaigns have a relatively short duration, the impact of using BESP versus the contractually-stated prices has historically been immaterial.
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
Sales and Marketing—Sales and marketing expenses consist primarily of compensation (including commissions) and employee benefits of sales and marketing personnel and related support teams, allocated costs, amortization of acquired intangible assets, certain advertising costs, travel, trade shows and marketing materials. The Company incurred advertising costs of $4.5 million, $7.8 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
General and Administrative—General and administrative expenses include facilities costs, executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt and other allocated costs, such as facility-related expenses, supplies and other fixed costs.
Restructuring—Restructuring expense includes severance payments to employees, exit costs for excess facilities, depreciation or impairments of lease-related assets, the loss of assets disposed, and the release of deferred rent liabilities related to terminated leases.
Operating Leases—The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense includes the impact of general abatements and tenant improvements paid by the landlord. In the event the Company permanently exits a leased space and executes a sublease, it elects to recognize the related loss upon execution of the sublease.

Refer to Note 12 for details of the Company's commitments under its operating leases.
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
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-15 ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU to its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09 ("ASU 2016-09"), Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU to its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases which replaces the existing guidance in ASC 840, Leases. The amendment is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is evaluating the impact of the adoption on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued accounting guidance which simplifies measurement period adjustments in a business combination under ASU 2015-16. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company early adopted the guidance for the fiscal year ended December 31, 2015.
In April 2015, the FASB issued accounting guidance which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The guidance is effective for annual periods and interim periods therein beginning after December 15, 2015. The adoption of this guidance did not impact the Company's consolidated financial statements.
In April 2015, the FASB issued accounting guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability under ASU 2015-03. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The Company adopted the guidance for the fiscal year ended December 31, 2016.

In August 2014, the FASB provided accounting guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures under ASU 2014-15. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted the guidance for the fiscal year ended December 31, 2016.

In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU 2014-09. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective January 1, 2018. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  In 2016, the FASB issued several accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU

2014-09, and its related clarifying ASUs, as of January 1, 2018, but has not yet chosen a method of adoption.  Further, the Company is in the initial stages of evaluating the effect of the standard on its financial statements and has not yet determined its impact.

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
The three levels of the fair value hierarchy under the guidance for fair value measurement are described below:

Level 1
Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Pricing inputs are based upon quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. For securities, the valuations are based on quoted prices of the security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2016 and 2015, the Company used Level 1 assumptions for its money market funds.

Level 2
Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2016 and 2015, the Company did not have any Level 2 financial assets or liabilities.

Level 3
Pricing inputs are generally unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require management’s judgment or estimation of assumptions that market participants would use in pricing the assets or liabilities. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques. As of December 31, 2016 and 2015, the Company did not have any Level 3 financial assets or liabilities.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2016 and 2015, by level within the fair value hierarchy (in thousands):

December 31, 2016	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$22,907	$22,907	$—	$—

December 31, 2015	Fair Value	Level 1	Level 2	Level 3
Money market funds (included in cash and cash equivalents)	$22,906	$22,906	$—	$—

NOTE 3. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of December 31, 2016 and 2015, consisted of the following (in thousands):

	December 31,
	2016	2015
Capitalized internal-use software costs	$51,877	$38,879
Computer hardware and software	60,656	57,827
Furniture and fixtures	10,903	13,619
Leasehold improvements	16,068	39,956
Total	139,504	150,281
Accumulated depreciation and amortization	(89,943)	(67,500)
Total property, equipment and software, net	$49,561	$82,781
Total depreciation and amortization expense related to property, equipment and software, exclusive of the amortization of capitalized internal-use software costs and restructuring related accelerated amortization of leasehold improvements, was $22.2 million, $24.8 million and $13.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortization expense of the capitalized internal-use software costs was $10.9 million, $7.6 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Additionally, the Company recorded an impairment charge and restructuring related accelerated amortization of leasehold improvements of $19.1 million and $6.6 million during the years ended December 31, 2016 and 2015, respectively, for certain of its leasehold improvements in connection with its restructuring activities. Refer to Note 7 for details of the Company's restructuring plan.
Refer to Note 6 for details of the Company's capital leases utilized to acquire property and equipment as of December 31, 2016 and 2015.

NOTE 4. BUSINESS COMBINATIONS
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
The changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (in thousands):

Goodwill
Balance as of December 31, 2014	$115,412
Goodwill adjustment recorded during the three months ended September 30, 2015 (1)	2,109
Goodwill impairment recorded during the three months ended September 30, 2015	(117,521)
Balance as of December 30, 2015 and December 30, 2016	$—

(1) Pursuant to business combinations accounting guidance, goodwill adjustments, for the effect of changes to net assets acquired during the measurement period, may be recorded up to one year from the date of an acquisition. Goodwill adjustments were not significant to our previously reported operating results or financial position.
The estimated useful life and carrying values of the identifiable intangible assets were as follows (in thousands):

		As of December 31, 2016			As of December 31, 2015
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	3-4	$42,100	$(26,887)	$15,213	$42,100	$(15,295)	$26,805
Customer relationships	7-8	27,700	(8,039)	19,661	27,700	(4,573)	23,127
Trademarks	5	2,000	(2,000)	—	2,000	(2,000)	—
Non-compete agreements	2	2,900	(2,900)	—	2,900	(1,913)	987
Total		$74,700	(39,826)	34,874	$74,700	(23,781)	50,919

Amortization expense of intangible assets for the year ended December 31, 2016 was $16.0 million and for the year ended December 31, 2015 was $18.4 million. The expected annual amortization expense of intangible assets as of December 31, 2016 is presented below (in thousands):

Year ending December 31,	Amortization
2017	$13,695
2018	8,451
2019	3,466
2020	3,466
2021	3,457
Thereafter	2,339
Total	$34,874

NOTE 5. ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and benefit related expenses	$15,131	$15,255
Deferred rent, current portion	1,588	10,708
Rebates payable	4,668	3,899
Other accrued expenses	12,099	10,872
Total accrued and other current liabilities	$33,486	$40,734

NOTE 6. CAPITAL LEASES
Property, equipment and software - net at December 31, 2016 and 2015 included $30.9 million and $27.6 million, respectively, acquired under capital lease agreements, of which the majority consists of computer hardware.
The remaining future minimum lease payments under these non-cancelable capital leases as of December 31, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2017	$9,042
2018	5,485
2019	1,334
2020	290
Total minimum lease payments	$16,151
Less: amount representing interest and taxes	(1,105)
Less: current portion of minimum lease payments	(8,325)
Capital lease obligations, net of current portion	$6,721

NOTE 7. RESTRUCTURING COSTS
During the twelve months ended December 31, 2016 and 2015, the Company recorded $8.1 million and $7.4 million, respectively, of restructuring expenses, net of credits, as follows:

	Years Ended December 31,
	2016	2015
Accelerated amortization, impairment and loss on disposal of lease-related assets	$20,411	$6,633
Severance and facility exit costs	2,846	4,299
Release of deferred rent	(15,135)	(3,539)
Total restructuring costs	$8,122	$7,393
Office lease related charges, including the release of deferred rent, relate to the exit of certain leased spaces in Redwood City, Chicago, and New York City in 2016; and Los Angeles, San Francisco and New York City in 2015.
The following table summarizes the cash-related restructuring activities for the years ended December 31, 2016 and 2015 included in accrued and other current liabilities on the balance sheets:

	December 31,
	2016	2015
Severance and facility exit liability - beginning of period	$—	$—
Charged	2,846	4,299
Billed and/or paid	(1,677)	(4,299)
Severance and facility exit liability - end of period	$1,169	$—
Refer to Note 16 for information on the Company's announcement of a restructuring plan in January 2017.

NOTE 8. DEBT
On December 31, 2014, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders, the ("2014 Loan Facility"). The 2014 Loan Facility amended and restated the Company's then-existing Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 20, 2013. Through March 10, 2016, the 2014 Loan Facility provided for an $80.0 million revolving credit facility which matures on December 31, 2017, with a $12.0 million letter of credit subfacility, a $2.5 million swing-line subfacility, and a $30.0 million secured term loan that matures on December 31, 2019. Revolving loans could be advanced under the revolving credit facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million, less the then outstanding principal amount of the term loan. If at any time the aggregate amounts outstanding exceed the allowable maximum advance, then the Company must make a repayment in an amount sufficient to eliminate the excess.
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
On September 15, 2016, the Company amended the 2016 Loan Facility. This amendment provides for a floor of zero percent (0%) for certain LIBOR definitions and a change in the timing for measuring whether the Company’s aggregated cash on deposit with the lenders and other domestic financial institutions falls below $40.0 million (calculating our balance on the last day of each month rather than on a continuous rolling basis) for purposes of determining whether the Agent has the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the Company's revolving credit facility. On December 29, 2016, the Company further amended the 2016 Loan Facility to lower the minimum EBITDA financial covenant for the period ending December 31, 2016.

On February 14, 2017, the Company further amended the 2016 Loan Facility. This amendment extended the revolving credit maturity date by one year to December 31, 2018, amended the definition of EBITDA to permit the add-back of restructuring charges incurred during the first two quarters of fiscal year 2017, lowered the minimum EBITDA financial covenant, increased the minimum liquidity ratio financial covenant, and decreased the limit for debt under capital leases as well as the amount of permitted capital expenditures per fiscal year.
Under the 2016 Loan Facility, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility if the aggregate cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million at month end. The Company may repay revolving loans under the 2016 Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.
As of December 31, 2016, $71.5 million under the revolving credit facility and letters of credit in the amount of $6.5 million were outstanding.
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
The terms of the 2016 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of December 31, 2016, the Company was in compliance with all covenants.

As of December 31, 2016, the $71.5 million balance outstanding under the 2016 Loan Facility had a maturity date of December 31, 2017, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying consolidated balance sheets. This debt on the condensed consolidated balance sheets are shown net of $0.3 million and $0.7 million in unamortized debt issuance costs as of December 31, 2016 and 2015, respectively.

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
In addition to 1,000,000,000 shares of common stock 100,000,000 shares of undesignated preferred stock were authorized as of December 31, 2016 and 2015 of which no shares were issued or outstanding.
Registration Statement—On May 10, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC (the “Registration Statement”). The Registration Statement contains (i) a base prospectus that covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock, preferred stock, warrants, debt securities, subscription rights and units and (ii) the base prospectus along with an accompanying sales agreement prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $30.0 million of the Company’s common stock that may be issued and sold from time to time under an "at-the-market" offering sales agreement with Cantor Fitzgerald & Co. (Cantor). The up to $30.0 million of common stock that may be issued and sold under the "at-the-market" sales agreement prospectus supplement is included in the $50.0 million of securities that may be offered and sold under the base prospectus. The Registration Statement was declared effective in August 2016.
As of the year ended December 31, 2016, the Company issued 697,405 shares through an "at-the-market" offering for a total of $1.5 million in proceeds, net of issuance costs which include a sales commission of 3%, or approximately $0.1 million, paid to the broker-dealer under this sales agreement.
Reserved Shares of Common Stock—The Company’s shares of capital stock reserved for issuance under the Company's equity incentive plans as of December 31, 2016 were as follows:

December 31, 2016
Options outstanding	7,750,563
Restricted stock awards and units outstanding	1,811,716
Available for future stock option and restricted stock unit grants	7,585,920
Available for future employee stock purchase plan purchases	1,291,335
Total shares reserved	18,439,534
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
Under the terms of the 2008 Plan, certain employees received the right to early exercise unvested options. Upon termination of service, an employee’s unvested shares may be repurchased by the Company at the original purchase price. As of December 31, 2016 and 2015, 518 and 13,134 unvested shares, respectively, were subject to repurchase. During the years ended December 31, 2016 and 2015, the Company repurchased 542 and 18,850 shares of unvested stock, respectively.
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
The number of shares available for issuance under the 2013 Plan also includes an annual increase on the first day of each fiscal year equal to the least of (i) 4,000,000 shares; (ii) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Company’s board of directors may determine. Effective January 1, 2016 and 2017, 2,178,350 and 2,310,934 shares, respectively, were added to the shares reserved for issuance under the 2013 Plan according to the terms described above.
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
The following tables summarize option award activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2015	5,386,521	$10.00	5.31	$1,976
Options granted (weighted average fair value of $1.86 per share) (1)	7,362,697	2.67
Options exercised	(233,877)	0.78
Options forfeited (1)	(4,764,778)	10.16
Balance at December 31, 2016	7,750,563	$3.22	8.45	$526

Options vested and expected to vest—December 31, 2016	6,585,832	$3.32	8.35	$526
Options vested and exercisable—December 31, 2016	1,509,050	$5.40	6.13	$526
(1) Includes options canceled and issued in connection with the Company's tender offer to its employees during the third quarter of 2016.

Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock and the exercise price of outstanding in-the-money options. The total intrinsic value of options exercised was approximately $0.4 million, $2.7 million and $38.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, unamortized stock-based compensation expense related to unvested common stock options was $7.3 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.3 years.

Restricted Stock Units ("RSUs") and Restricted Stock Awards ("RSAs")—A summary of RSU and RSA activity for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	3,611,858	$11.90
Granted	579,800	3.13
Vested and issued	(1,201,169)	11.56
Canceled	(1,178,773)	12.13
Unvested at December 31, 2016	1,811,716	$9.18
The total intrinsic value of RSUs and RSAs vested and issued during the year ended December 31, 2016 was approximately $3.3 million.
At December 31, 2016, unrecognized compensation expense related to the RSUs and RSAs was $11.6 million. The unrecognized compensation expense will be amortized on a straight-line basis for each individual grant through 2019. The total fair value of RSUs and RSAs vested and issued during the year ended December 31, 2016 was $3.3 million.
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
As of December 31, 2016, 2.2 million shares and 5.7 million shares have been granted under the 2016 Plan and 2013 Plan, respectively.
Employee Stock Purchase Plan—In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Under the ESPP as originally adopted, the offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2016, total compensation costs related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before May 31, 2016, were approximately $1.0 million, which will be recognized over the offering period.
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
Employee Stock-based Compensation—The fair value of options and ESPP on the date of grant is estimated based on the Black-Scholes option-pricing model using the single-option award approach with the weighted-average assumptions set forth below. Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on the simplified method. Due to the lack of historical exercise activity for the Company, the simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Volatility is estimated using comparable public company volatility for similar option terms until a sufficient amount of historical information regarding the volatility of the Company's share price becomes available. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term. As the Company has never paid cash dividends, and at present, has no intention to pay cash dividends in the future, expected dividends are zero. Expected forfeitures are based on the Company’s historical experience. The fair value of restricted stock unit awards is the grant date closing price of the Company's common stock.
The Company uses the straight-line method for expense recognition over the vesting period of the award or option.
The assumptions used to value options granted to employees were as follows:

	Years ended December 31,
	2016	2015	2014

Expected term (years)	5.5–6.3	6.3	5.5–6.3
Volatility	55%	50.7%–58.0%	55.6%–59.5%
Risk-free interest rate	1.09–2.08	1.44%–1.89%	1.84%–1.97%
Dividend yield	—	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Years ended December 31,
	2016	2015	2014
Expected term (years)	0.5	0.5	0.5–0.7
Volatility	63.0%–66.0%	65.0%–73.3%	66.2%–77.4%
Risk-free interest rate	0.42%–0.62%	0.07%–0.42%	0.06%–0.08%
Dividend yield	—	—	—
Equity compensation allocation
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Years ended December 31,
	2016	2015	2014
Other cost of revenue	$1,978	$1,975	$1,758
Research and development	3,523	7,706	5,039
Sales and marketing	4,926	9,894	10,372
General and administrative	4,762	6,399	6,361
Total	$15,189	$25,974	$23,530

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
Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards and warrants. Because the Company had net losses for the years ended December 31, 2016, 2015 and 2014, all potential shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Years ended December 31,
	2016	2015	2014
Net loss	$(65,695)	$(210,545)	$(64,311)
Weighted-average shares used to compute basic and diluted net loss per share	44,579	42,551	37,001
Basic and diluted net loss per share	$(1.47)	$(4.95)	$(1.74)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Years ended December 31,
	2016	2015	2014
Employee stock options	7,751	5,387	6,291
Shares subject to repurchase	1	13	99
Restricted stock units (RSUs) and restricted stock awards (RSAs)	1,812	3,616	2,508
Employee stock purchase plan	271	157	58
	9,835	9,173	8,956
NOTE 11. INCOME TAXES
The Company recorded an income tax provision of $1.1 million, an income tax provision of $1.2 million, and an income tax benefit of $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax provisions for the years ended December 31, 2016 and 2015 are mainly due to foreign and state income tax expense. The tax benefit for the year ended December 31, 2014 is primarily due to a partial release of valuation allowance against the Company’s deferred tax assets as a result of net deferred tax liabilities generated from intangibles acquired from the [x+1] acquisition.
The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands):

	Years ended December 31,
	2016	2015	2014
Domestic	$(66,635)	$(211,160)	$(70,438)
Foreign	2,065	1,836	1,888
Total loss before income taxes	$(64,570)	$(209,324)	$(68,550)
The components of the income tax provision (benefit) for income taxes were as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	5	9	9
Foreign	1,379	1,778	1,159
Deferred:
Federal	14	14	(4,042)
State	—	(327)	(713)
Foreign	(273)	(253)	(652)
Total provision (benefit) for income taxes	$1,125	$1,221	$(4,239)
The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate for the periods presented:

	Years ended December 31,
	2016	2015	2014
Tax benefit at federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal effect	5.40	0.29	6.17
Foreign rate differential	(0.63)	(0.38)	0.20
Goodwill Impairment	—	(19.09)	—
Change in valuation allowance	(39.71)	(15.04)	(31.94)
Meals and entertainment	(0.62)	(0.41)	(1.44)
Research credits	0.58	0.60	2.86
Transaction costs	—	—	(2.24)
Other	(0.77)	(0.55)	(1.41)
Total provision	(1.75)%	(0.58)%	6.20%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Tax credit carry-forwards	$11,780	$10,183
Net operating loss carry-forwards	79,133	62,269
Charitable contributions	437	411
Accrued liabilities and allowances	5,683	8,134
Stock compensation	2,775	11,331
	99,808	92,328
Deferred tax liability:
Depreciation and amortization	(17,569)	(23,732)
	(17,569)	(23,732)
Net deferred tax assets before valuation allowance	$82,239	$68,596
Valuation allowance	(81,717)	(67,918)
Net deferred tax assets (liabilities)	$522	$678
A valuation allowance is provided for net deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the U.S federal and state deferred tax assets resulting from temporary differences, tax losses and credits carried forward. The valuation allowance increased by $13.8 million and $29.8 million during the years ended December 31, 2016 and 2015, respectively. The change in valuation allowance is mainly attributable to the increase in deferred tax assets due to the current year taxable loss and research credits, partially offset by a decrease in temporary differences.
As of December 31, 2016, the Company had $0.5 million of net deferred tax assets primarily related to deductible foreign stock compensation which it expects to realize in future foreign tax filings.
The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. federal and state income taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of repatriation. As of December 31, 2016, undistributed earnings of the Company's foreign subsidiaries amounted to $4.2 million.
As of December 31, 2016, the Company had net operating loss carry-forwards of approximately $259.9 million for federal income taxes, which expire beginning in 2020 and $142.2 million operating loss carry-forwards for state income taxes which expire beginning in 2020. Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. If the Company experiences a change of ownership, then utilization of the net operating loss and tax credit carry-forwards may be restricted. The federal and state net operating loss carryforwards include excess tax benefits from stock option exercises of $46.9 million and $5.2 million, respectively. An increase to additional paid-in capital for the excess tax benefits would not be recognized until that deduction reduces income tax payable.
On December 18, 2015 the “Protecting Americans from Tax Hikes Act of 2015” was signed into law making the U.S. R&D credit permanent. Consequently, the Company recorded deferred tax assets on federal research and development credit of $1.1 million generated in 2016, which was fully offset by valuation allowance.
As of December 31, 2016, the Company had federal and California state research and development tax credits of $10.9 million and $8.1 million, respectively. If not utilized, the federal carry forwards will begin to expire in various amounts beginning in 2019. The state tax credit can be carried forward indefinitely.

ASC 740-10 requires that the tax effects of a position be recognized only if it is "more likely than not" to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
The table below provides a reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties), related to uncertain tax positions, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years ended December 31,
	2016	2015	2014
Unrecognized benefit—beginning of period	$4,560	$3,464	$669
Gross increases—prior year tax positions	(179)	—	46
Gross increases—current year tax positions	566	1,096	2,749
Unrecognized benefit—end of period	$4,947	$4,560	$3,464
The unrecognized tax benefits of $4.9 million as of December 31, 2016 would have no impact on the Company’s effective tax rate if recognized because the Company has fully reserved such tax benefits due to the Company’s current assessment with regard to its ability to utilize any such future tax benefits.
At December 31, 2016, the Company had no cumulative interest and penalties related to the uncertain tax positions.
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

NOTE 12. COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administration, research and development and sales and marketing activities in the United States as of December 31, 2016 that expire at various dates through 2027.
Rent expense was $15.1 million, $15.6 million and $14.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of December 31, 2016 were as follows (in thousands):

Year ending December 31,	Future Payments
2017	$12,373
2018	11,262
2019	9,257
2020	7,531
Thereafter	22,957
$63,380
Please refer to Note 6 for details of the Company's capital lease commitments as of December 31, 2016.

Letters of Credit Bank Guarantees and Restricted Cash—As of December 31, 2016 and 2015, the Company had irrevocable letters of credit outstanding, with all financial institutions, in the amount of $6.7 million and $6.3 million, respectively, for facilities leases. The letters of credit have various expiration dates, with the latest being March 2023.
As of December 31, 2016 and 2015, the Company had $1.7 million and $2.1 million, respectively in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash on the Company's consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings. On February 24, 2017, the parties advised the court that they had reached an agreement in principle to settle the case in its entirety. The agreement in principle to settle the lawsuit is subject to several conditions, including the execution of a stipulation of settlement that is satisfactory to all parties, and preliminary and final approval from the court, among other things. If the settlement is finalized and approved by the court, the settlement amount will be funded by the Company’s insurance carrier.
On March 23, 2015, a purported shareholder derivative complaint for breach of fiduciary duty, waste of corporate assets, and unjust enrichment was filed in San Mateo, California Superior Court against certain of our then-current and former officers and our board of directors at that time. The action was Davydov v. George H. John, et.al, Case No. CIV 53304. The complaint sought monetary damages in an unspecified amount, restitution, and reform of internal controls. On March 29, 2016, a purported shareholder derivative complaint for breach of fiduciary duty and violation of California corporations code section 25402 was filed in San Francisco, California Superior Court against certain of the Company's current and former officers and certain of the Company's current and former directors. The action was Lunam v. William Ericson, et. al., Case No. CGC-16-551209. The complaint sought monetary damages in an unspecified amount and reform of internal controls. Both of these state court actions were stayed pending the resolution of the In re Rocket Fuel, Inc. Derivative Litigation action described below. Following the dismissal with prejudice of the In re Rocket Fuel, Inc. Derivative Litigation action as described below, the parties in both the Lunam and Davydov actions reached agreements to voluntarily dismiss the actions without compensation. On February 6, 2017, the Lunam action was dismissed without prejudice, and on February 8, 2017, the Davydov action was dismissed without prejudice.
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v.

Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions were based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and named as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. All defendants moved to dismiss the consolidated complaint on May 19, 2016 and on October 6, 2016 In re Rocket Fuel Inc. Derivative Litigation was dismissed with prejudice. Following the dismissal with prejudice, former plaintiffs in In re Rocket Fuel Inc. Derivative Litigation sent us a letter dated October 12, 2016 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in In re Rocket Fuel, Inc. Derivative Litigation which were substantially the same as the asserted claims in In re Rocket Fuel Securities Litigation. The Company acknowledged the Shareholder Demand on October 19, 2016. Similar letters were sent by the plaintiffs in the Lunam derivative action discussed above and the plaintiff in the Davydov action discussed above, on November 14, 2016 and February 26, 2017, respectively, also demanding that the Board of Directors take action to remedy the same purported breaches of fiduciary duties alleged in the Shareholder Demand. Our Board of Directors has formed a committee to evaluate the demand letters and investigate the claims associated therewith.
The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Unless otherwise specifically disclosed in this note, no provision for loss nor disclosure is required related to these actions because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claims; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Years ended December 31,
	2016	2015	2014
United States	$360,699	$374,221	$334,032
All Other Countries (1)	95,564	87,416	74,609
Total revenue	$456,263	$461,637	$408,641
(1) No individual country, other than the United States exceeded 10% of our total revenue for any period presented.

The following table summarizes total long-lived assets in the respective locations (in thousands):

	December 31,
	2016	2015
United States	$44,871	$77,038
All Other Countries (1)	4,690	5,743
Total long-lived assets	$49,561	$82,781
(1) No individual country, other than the United States exceeded 10% of our total assets for any period presented.

With respect to revenue concentration, the Company defines a customer as an advertiser that is a distinct source of revenue and is legally bound to pay for the advertising services that the Company delivers on the advertiser’s behalf. The Company counts all advertisers within a single corporate structure as one customer even in cases where multiple brands, branches or divisions of an organization enter into separate contracts with the Company. During the years ended December 31, 2016, 2015 and 2014, no single customer represented 10% or more of revenue.
The Company also monitors the percentage of revenue from advertising agencies, even though advertising agencies that act on behalf of the Company’s advertisers are not considered customers based on the definition above. If all branches and divisions within each global advertising agency were considered to be a single agency for this purpose, two agency holding companies would have been associated with 10% or more of revenue during the years ended December 31, 2016, 2015 and 2014.

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

NOTE 15. RELATED PARTY TRANSACTIONS
John J. Lewis joined Nielsen Holding Plc ("Nielsen") in 2006, most recently serving as Global President responsible for running the Nielsen Buy business and overseeing all global regions before leaving Nielsen in June 2016. Mr. Lewis joined our board of directors on January 19, 2016. Mr. Lewis was also appointed to the Audit Committee of the Company's board of directors.

Nielsen is one of the Company's data vendors. Total expense recognized for services delivered by Nielsen and its affiliates during the twelve months ended December 31, 2016 and 2015 was $1.6 million and $5.4 million, respectively. Total accounts payable as of December 31, 2016 and 2015 were $0.7 million and $1.2 million, respectively.

Clark Kokich has served on the board of directors of Acxiom Corporation ("Acxiom") since 2009 and currently chairs its Technology and Innovation Committee. Mr. Kokich has served as a member of our board of directors since April 2011. Mr. Kokich is also a member of the Audit Committee and the Nominating and Governance Committee of the Company's board of directors.

Acxiom and LiveRamp, Inc., a subsidiary of Acxiom ("LiveRamp"), are both data vendors to the Company. Total expense recognized for services delivered by Acxiom and LiveRamp during the twelve months ended December 31, 2016 and 2015 was $0.6 million and $0.2 million, respectively. Total accounts payable as of December 31, 2016 and 2015 were $0.2 million and $0.1 million, respectively.

NOTE 16. SUBSEQUENT EVENTS
Restructuring

On January 9, 2017, the Company announced a plan to further improve its operational efficiency, which included a reduction of approximately 11% of its workforce and real estate consolidation projects, including the relocation of the company’s corporate headquarters. The Company anticipates that these changes will reduce operating expenses by approximately $20 million annually.

The Company estimates that it will incur expenses primarily related employee severance benefits of approximately $2 million and non-cash impairment charge for certain of its lease related assets, such as leasehold improvements in association with the January 9, 2017 plan. The Company expects to record the majority of these charges in its first fiscal quarter of 2017 and to complete the program by the end of its second fiscal quarter of 2017.

Amendment of Credit Line

    On February 14, 2017, the Company entered into the Sixth Amendment (the “Sixth Amendment”) to its Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders party thereto and Comerica Bank, as administrative agent, as amended from time to time. The Sixth Amendment provided for, among other things, (i) extending the revolving credit maturity date by one year to December 31, 2018, (ii) amending the definition of EBITDA to permit the addback of restructuring charges incurred during the first two quarters of fiscal year 2017, (iii) amending the minimum EBITDA financial covenant, (iv) increasing the minimum liquidity ratio financial covenant, (v) decreasing the limit for debt under capital leases in the debt covenant, (vi) reducing the amount of permitted capital expenditures per fiscal year and eliminating the ability to carry forward unutilized amounts to the next fiscal year, and (vi) amending the interest rates.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal controls over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of the fiscal year ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the disclosure appearing under the headings "Proposal No. One: Election of Directors," "Executive Officers," "Board of Directors and Corporate Governance" and "Other Matters" in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Executive Compensation" and "Board of Directors and Corporate Governance" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the disclosure appearing under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Certain Relationships and Related Party Transactions" and "Board of Directors and Corporate Governance — Director Independence" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the disclosure appearing under the heading "Proposal No. Two — Ratification of Appointment of Independent Registered Public Accounting Firm" in our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

Dated: March 16, 2017

ROCKET FUEL INC.
By:	/s/ Stephen Snyder
Stephen Snyder
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of E. Randolph Wootton III and Stephen Snyder as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K and any amendments (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ E. Randolph Wootton III	Chief Executive Officer and Board member (Principal Executive Officer)	March 16, 2017
E. Randolph Wootton III

Additional Directors:

/s/ Susan L. Bostrom	Director	March 16, 2017
Susan L. Bostrom

/s/ Ronald E. F. Codd	Director	March 16, 2017
Ronald E. F. Codd

/s/ William W. Ericson	Director	March 16, 2017
William W. Ericson

/s/ Richard A. Frankel	Director	March 16, 2017
Richard A. Frankel

/s/ Clark M. Kokich	Director	March 16, 2017
Clark M. Kokich

/s/ John J. Lewis	Director	March 16, 2017
John J. Lewis

/s/ Monte Zweben	Director	March 16, 2017
Monte Zweben

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Rocket Fuel Inc., Denali Acquisition Sub, Inc., Denali Acquisition Sub II, LLC, X Plus Two Solutions, Inc., and Shareholder Representative Services LLC	S-3	333-199901	2.1	11/6/2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	11/13/2013
3.3	Second Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	8/08/2016
4.1	Form of the Registrant's common stock certificate	S-1/A	333-190695	4.1	9/9/2013
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-190695	10.1	8/6/2013
10.2	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/7/2015
10.3	Amendment dated March 13, 2015 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.21	3/16/2015
10.4	Second Amendment dated March 10, 2016 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	10-K	001-36071	10.38	3/14/2016
10.5	Third Amendment dated June 21, 2016 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	6/22/2016

10.6	Fourth Amendment, dated September 15, 2016, to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, as amended from time to time, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	9/21/2016
10.7	Fifth Amendment, dated December 29, 2016, to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, as amended from time to time, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	1/03/2017
10.8	Sixth Amendment, dated February 14, 2017, to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, as amended from time to time, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	2/21/2017
10.9*	Separation Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.01	10/22/14
10.10*	Consulting Agreement, effective as of October 17, 2014, by and between Rocket Fuel Inc. and J. Peter Bardwick	8-K	001-36071	10.02	10/22/14
10.11	Lease, dated as of February 17, 2009, by and between 350 Marine Parkway LLC, Gillikin Trade LLC, Lewis Trade LLC, Spiegl Trade LLC, Welsh Trade LLC, and the Registrant, as amended and currently in effect	S-1/A	333-190695	10.4	9/3/2013
10.12	Office Lease, dated as of August 7, 2013, by and between VII Pac Shores Investors, L.L.C. and the Registrant	S-1/A	333-109695	10.5	9/3/2013
10.13	Lease Termination and Release Agreement, dated October 21, 2016, by and between Google Inc. and the Registrant	8-K	001-36071	10.1	10/25/2016
10.14	Lease, dated as of July 31, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	S-1/A	333-109695	10.6	9/3/2013
10.15	Amendment of Lease, dated as of December 23, 2013, by and between VNO 100 West 33rd Street LLC, and the Registrant	10-K	001-36071	10.6	2/28/2014
10.16*	The Registrant's 2008 Equity Incentive Plan, including form agreements, as amended and currently in effect	S-1	333-190695	10.7	8/16/2013
10.17*	The Registrant's 2013 Equity Incentive Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.8	8/16/2013
10.18*	The Registrant's 2013 Employee Stock Purchase Plan, including form agreements, as currently in effect	S-1/A	333-109695	10.9	9/3/2013
10.19*	The Registrant's 2013 Employee Stock Purchase Plan, as amended through March 9, 2016	10-K	001-36071	10.36	3/14/2016

10.20*	The Registrant's 2016 Inducement Equity Incentive Plan, as adopted effective March 4, 2016	10-K	001-36071	10.37	3/14/2016
10.21*	Executive Incentive Compensation Plan	S-1/A	333-109695	10.10	8/16/2013
10.22*	Outside Director Compensation Policy	S-1/A	333-109695	10.11	9/3/2013
10.23*	The Registrant's Outside Director Compensation Policy, as amended through March 10, 2016	10-K	001-36071	10.35	3/14/2016
10.24*	Offer Letter between the Registrant and Monte Zweben, dated as of January 29, 2010	S-1/A	333-109695	10.12	8/16/2013
10.25*	Offer Letter between the Registrant and Clark Kokich, dated as of April 5, 2011	S-1/A	333-109695	10.13	8/16/2013
10.26*	Offer Letter between the Registrant and Ronald E.F. Codd, dated as of February 16, 2012	S-1/A	333-109695	10.14	8/16/2013
10.27*	Offer Letter between the Registrant and Susan L. Bostrom, dated as of February 4, 2013	S-1/A	333-109695	10.16	8/16/2013
10.28	Fifth Amended and Restated Investors' Rights Agreements, dated as of June 15, 2012, by and among the Registrant, George H. John, Richard Frankel, Abhinav Gupta and the investors listed on Exhibit A thereto	S-3	333-199901	99.1	11/6/2014
10.29*	Employment Offer Letter between the Registrant and David Sankaran dated as of December 6, 2014	8-K	001-36071	10.1	12/15/2014
10.30*	Employment Offer Letter between the Registrant and Manu Thapar dated as of November 16, 2014	10-K	001-36071	10.20	3/16/2015
10.31*	Interim CEO Offer Letter between the Registrant and Monte Zweben, dated March 23, 2015	10-Q	001-36071	10.22	5/8/2015
10.32*	Letter Agreement between the Registrant and David Sankaran regarding relocation assistance dated March 17, 2015	10-Q	001-36071	10.23	5/8/2015
10.33*	Management Retention Agreement (Interim CEO) between the Registrant and Monte Zweben dated April 8, 2015	10-Q	001-36071	10.24	5/8/2015
10.34*	Management Retention Agreement between the Registrant and George John dated May 4, 2015	10-Q	001-36071	10.25	5/8/2015
10.35*	Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-Q	001-36071	10.26	5/8/2015
10.36*	Management Retention Agreement between the Registrant and David Sankaran dated April 7, 2015	10-Q	001-36071	10.27	5/8/2015
10.37*	Management Retention Agreement between the Registrant and Abhinav Gupta dated April 21, 2015	10-Q	001-36071	10.28	5/8/2015
10.38*	Offer Letter between the Registrant and E. Randolph Wootton III dated November 1, 2015	10-K	001-36071	10.30	3/14/2016
10.39*	Management Retention Agreement between the Registrant and Randy Wootton dated April 8, 2015	10-K	001-36071	10.31	3/14/2016

10.40*	Separation and Release Agreement between the Registrant and David Sankaran dated November 4, 2015	10-K	001-36071	10.32	3/14/2016
10.41*	Consulting Agreement between the Registrant and FLG Partners effective October 29, 2015	10-K	001-36071	10.33	3/14/2016
10.42*	Separation Agreement between the Registrant and George H. John dated November 11, 2015	10-K	001-36071	10.34	3/14/2016
10.43*	Amendment No. One, dated January 25, 2016, to the Management Retention Agreement between the Registrant and Richard Frankel dated May 6, 2015	10-K	001-36071	10.39	3/14/2016
10.44*	Offer Letter between the Registrant and Rex Jackson dated February 12, 2016	10-K	001-36071	10.40	3/14/2016
10.45*	Service Agreement between Dominic Trigg and the Registrant dated August 1, 2011	10-Q	001-36071	10.8	5/10/2016
10.46*	Management Retention Agreement between the Registrant and Dominic Trigg dated April 24, 2015	10-Q	001-36071	10.9	5/10/2016
10.47*	Management Retention Agreement between the Registrant and Manu Thapar dated April 8, 2015	10-Q	001-36071	10.10	5/10/2016
10.48*	Separation Agreement between the Registrant and Manu Thapar dated April 7, 2016	10-Q	001-36071	10.11	5/10/2016
10.49*	Offer Letter between the Registrant and Stephen Snyder dated October 23, 2016	10-Q	001-36071	10.3	11/08/2016
10.50*	Management Retention Agreement between the Registrant and Stephen Snyder dated October 23, 2016	10-Q	001-36071	10.4	11/08/2016
10.51*	Performance-based Restricted Stock Unit Award Agreement between the Registrant and E. Randolph Wootton III	8-K	001-36071	10.1	2/13/2017
10.52*	Internal Transfer Letter between the Registrant and Richard Frankel dated July 1, 2016					X
10.53*	Offer Letter between the Registrant and JoAnn Covington dated June 28, 2012					X
10.54*	Offer Letter between the Registrant and Henrik Gerdes dated August 24, 2014					X
10.55*	Offer Letter between the Registrant and Rick Song dated July 14, 2016					X
10.56*	Offer Letter between the Registrant and Rick Pittenger dated August 20, 2016					X
10.57*	Offer Letter between Rocket Fuel Limited and David Gosen dated May 5, 2016					X
10.58*	Employment Agreement between Rocket Fuel Limited and David Gosen dated May 10, 2016					X
10.59*	Amendment No. 1 effective April 6, 2017 to Employment Agreement between Rocket Fuel Limited and David Gosen					X
10.60*	Management Retention Agreement between the Registrant and JoAnn Covington dated April 8, 2015					X

10.61*	Management Retention Agreement between the Registrant and David Gosen dated May 10, 2016	X
10.62*	Management Retention Agreement between the Registrant and Rex Jackson dated July 1, 2016	X
10.63*	Management Retention Agreement between the Registrant and Rick Song dated July 27, 2016	X
10.64*	Management Retention Agreement between the Registrant and Rick Pittenger dated August 20, 2016	X
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges and Preference Dividends	X
21.1	List of subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP, independent registered public accounting firm	X
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm	X
24.1	Power of Attorney	X See signature page hereto
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1(2)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(2)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

(1)	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.

(2)
The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of Rocket Fuel Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.