Form 10-Q
period 2017-03-31
Rocket Fuel Inc.
filed 2017-05-09
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
__________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes on common stock as of the latest practicable date. On April 30, 2017, there were 46,442,344 shares of the registrant's common stock, par value $0.001, outstanding.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	64
Item 3.	Defaults upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	64
	Signature	65

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$62,756	$84,024
Accounts receivable, net	113,847	125,755
Prepaid expenses	3,455	2,598
Other current assets	6,420	3,049
Total current assets	186,478	215,426
Property, equipment and software, net	46,127	49,561
Restricted cash	1,760	1,749
Intangible assets, net	31,110	34,874
Deferred tax assets, net	716	574
Other assets	552	517
Total assets	$266,743	$302,701
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$65,219	$83,001
Accrued and other current liabilities	33,322	33,486
Deferred revenue	3,539	2,856
Current portion of capital leases	9,379	8,325
Current portion of debt	70,915	71,190
Total current liabilities	182,374	198,858
Capital leases—Less current portion	5,679	6,721
Deferred rent—Less current portion	9,321	9,121
Other liabilities	1,429	850
Total liabilities	198,803	215,550
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value— 1,000,000,000 authorized as of March 31, 2017 and December 31, 2016; 46,358,976 and 46,218,687 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	46	46
Additional paid-in capital	476,235	473,056
Accumulated other comprehensive loss	(846)	(925)
Accumulated deficit	(407,495)	(385,026)
Total stockholders’ equity	67,940	87,151
Total liabilities and stockholders’ equity	$266,743	$302,701
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$95,172	$104,745
Costs and expenses:
Media costs	47,756	42,559
Other cost of revenue	21,505	20,085
Research and development	7,270	10,639
Sales and marketing	25,898	36,840
General and administrative	10,701	14,321
Restructuring	3,768	(199)
Total costs and expenses	116,898	124,245
Operating loss	(21,726)	(19,500)
Interest expense	1,137	1,237
Other (income) expense, net	(552)	(194)
Loss before income taxes	(22,311)	(20,543)
Income tax provision	158	230
Net loss	$(22,469)	$(20,773)
Basic and diluted net loss per share attributable to common stockholders	$(0.49)	$(0.48)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	46,261	43,601

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(22,469)	$(20,773)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	79	(173)
Comprehensive loss	$(22,390)	$(20,946)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net loss	$(22,469)	$(20,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,544	12,264
Impairment of long-lived assets	2,281	—
Accelerated amortization of leasehold improvements	—	3,533
Stock-based compensation expense	2,848	4,810
Deferred taxes	(126)	—
Other non-cash adjustments, net	249	1,350
Changes in operating assets and liabilities:
Accounts receivable	11,416	14,103
Prepaid expenses and other assets	(4,180)	(1,796)
Accounts payable, accrued and other liabilities	(18,164)	(12,697)
Deferred rent	126	(3,074)
Deferred revenue	682	(474)
Net cash used in operating activities	(14,793)	(2,754)
Investing Activities:
Purchases of property, equipment and software	(1,264)	(1,787)
Capitalized internal-use software development costs	(2,505)	(2,924)
Other investing activities	116	332
Net cash used in investing activities	(3,653)	(4,379)
Financing Activities:
Proceeds from employee stock plans, net	107	28
Tax withholdings related to net share settlements of restricted stock units	(155)	(241)
Repayment of capital lease obligations	(2,440)	(2,092)
Proceeds from debt facilities, net of issuance costs	(356)	22,350
Repayment of debt	—	(24,000)
Net cash used in financing activities	(2,844)	(3,955)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	(80)
Change in Cash and Cash Equivalents	(21,268)	(11,168)
Cash and Cash Equivalents—Beginning of period	84,024	78,560
Cash and Cash Equivalents—End of period	$62,756	$67,392

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$709	$351
Cash paid for interest	1,018	1,021
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accruals	$1,423	$563
Property, equipment and software acquired under capital lease obligations	2,452	151
Vesting of early exercised options	—	25
Stock-based compensation capitalized in internal-use software costs	382	711
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The Condensed Consolidated Balance Sheet data as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position and our results of operations and cash flows.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The significant accounting policies and recent accounting pronouncements were described in Note 1 to the Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in or updates to the accounting policies since December 31, 2016.

Going Concern

The Company has incurred losses from operations resulting in an accumulated deficit of $(407.5) million as of March 31, 2017, with a net loss of $(22.5) million during the three months ended March 31, 2017. Since inception, the Company's operations and investments have been funded through cash generated from operations and debt from banks, capital leases and equity financing. As of March 31, 2017, the Company had cash and cash equivalents of $62.8 million, of which $1.8 million was held by its foreign subsidiaries, $71.5 million in debt obligations under the Revolving Credit and Term Loan Agreement (the "2016 Loan Facility") which expires on December 31, 2018, and $15.1 million in capital lease obligations.

The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash from operations, which is subject to achieving its operating plan, and the continued availability of external funding sources. The main source of funding is the 2016 Loan Facility which includes bank-defined EBTIDA targets, minimum cash requirements, and other financial and non-financial covenants. The Company considers the continued availability of the loan facility a significant condition to meeting its payment obligations as it has had to amend its terms, in particular the bank-defined EBITDA covenant, several times over the past two fiscal years in order to remain in compliance.

In January 2017, the Company announced a plan to improve its operational efficiency, which included the reduction of approximately 11% of its workforce and continued real estate consolidation projects, and expected to reduce operating expense by approximately $20 million annually. The operating plan for fiscal year 2017 indicates that the Company will meet the bank-defined EBITDA targets in the next four quarters. If it appears these targets may not be met, the operating plan has variable costs components that could be adjusted if necessary. If the targets of the operating plan for fiscal year 2017 cannot be met, the Company may seek amendments to the 2016 Loan Facility from its current lenders as it has successfully done several times in the past. Alternatively, the Company may seek alternative sources of financing from other asset-backed lending institutions based on utilizing accounts receivable as collateral.

As a result, the Company believes that such plans and the alternative actions available to the Company mitigate the relevant conditions and events that would raise substantial doubt about the Company's ability to continue as a going concern.

Recently Issued and Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU

2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09. The standard becomes effective for the Company beginning January 1, 2018, but allows the Company to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds some practical expedients. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We intend to elect the modified retrospective method in adopting the guidance of ASC 606 starting January 2018. The modified retrospective method requires us to apply the new revenue standard only to the financial statements in the year of adoption and record a cumulative-effect adjustment to the opening balance of retained earnings in the year the new revenue standard is first applied. The opening adjustment to retained earnings will be determined on the basis of the impact of the new revenue standard’s application on contracts that were not completed as of the date of initial application. We are continuing to evaluate for the effect that the standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaces prior lease guidance (Topic 840.) This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company expects that upon adoption, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, changing certain aspects of accounting for share-based payments to employees (Topic 718), as well as affecting the accounting classification within the statement of cash flows. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The new standard allows a policy election to account for forfeitures as they occur and allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-09 in the first quarter of 2017. No cumulative-effect adjustment was recorded to our accumulated deficit balance as the U.S. deferred tax assets from previously unrecognized excess tax benefits were fully offset by a full valuation allowance; and we did not elect to change our policy of estimating expected forfeitures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides the FASB's guidance on certain cash flow statements items. ASU 2016-15 is effective for fiscal reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. The standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact of this ASU to its consolidated financial statements and related disclosures.

With the exception of the standards discussed above along with those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017 that are of significance or potential significance to the Company.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2017 and December 31, 2016, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Capitalized internal-use software costs	$54,789	$51,877
Computer hardware and software	64,854	60,656
Furniture and fixtures	11,007	10,903
Leasehold improvements	16,235	16,068
Total	146,885	139,504
Accumulated depreciation and amortization	(100,758)	(89,943)
Total property, equipment and software, net	$46,127	$49,561
Refer to Note 4 for details of the Company's capital leases.
The Company capitalized internal-use software development costs of $2.9 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense of internal-use software costs was $3.0 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.
Total depreciation and amortization expense related to property, equipment and software, exclusive of the amortization of capitalized internal-use software costs, was $5.8 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively.
Additionally, the Company recorded an impairment charge and restructuring related accelerated amortization of leasehold improvements of $2.3 million and $3.5 million during the three months ended March 31, 2017 and 2016, respectively, for certain of its leasehold improvements in connection with its restructuring activities. Refer to Note 5 for details of the Company's restructuring costs.

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

			March 31, 2017			December 31, 2016
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(29,784)	$12,316	$42,100	$(26,887)	$15,213
Customer relationships	7-8	27,700	(8,906)	18,794	27,700	(8,039)	19,661
Trademarks	5	2,000	(2,000)	—	2,000	(2,000)	—
Non-compete agreements	2	2,900	(2,900)	—	2,900	(2,900)	—
Total		$74,700	(43,590)	31,110	$74,700	$(39,826)	$34,874
Total amortization expense related to intangible assets acquired in the business combination with [x+1] was $3.8 million and $4.1 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4.	CAPITAL LEASES
Property, equipment and software includes hardware and software related to our data centers, which are typically acquired under capital lease agreements. During the three months ended March 31, 2017, the Company exercised a renewal of one of its capital leases for an additional twelve months, which resulted to an increase in capital lease obligation by $2.4 million.

The remaining future minimum lease payments under these non-cancelable capital leases as of March 31, 2017 were as follows (in thousands):

Year ending December 31,	Future Payments
2017 (remaining 9 months)	$7,842
2018	6,532
2019	1,335
2020	290
Total minimum lease payments	$15,999
Less: amount representing interest and taxes	(941)
Less: current portion of minimum lease payments	(9,379)
Capital lease obligations, net of current portion	$5,679

NOTE 5.	RESTRUCTURING COSTS
During the three months ended March 31, 2017 and 2016, the Company recorded net restructuring costs of $3.8 million and net restructuring gains of $0.2 million, respectively, as follows:

	Three Months Ended March 31,
	2017	2016
Accelerated amortization, impairment and loss on disposal of lease-related assets	$2,265	$3,533
Severance and facility exit costs	1,503	402
Release of deferred rent	—	(4,134)
Total restructuring costs (gains)	$3,768	$(199)
Office lease related charges, including the release of deferred rent, relate to the exit of certain leased spaces in Los Angeles, and Denver for the three months ended March 31, 2017; and New York City for the three months ended March 31, 2016.
The following table summarizes the cash-related restructuring activities for the three months ended March 31, 2017 and fiscal year ended December 31, 2016 included in accrued and other current liabilities on the balance sheets:

	March 31,	December 31,
	2017	2016
Severance and facility exit liability - beginning of period	$1,169	$—
Charged	1,503	2,846
Billed and/or paid	(1,884)	(1,677)
Severance and facility exit liability - end of period	$788	$1,169

NOTE 6.	DEBT
Loan Facility
On December 31, 2014, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders (the "2014 Loan Facility"). The 2014 Loan Facility amended and restated the Company's then-

existing Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 20, 2013. Through March 10, 2016, the 2014 Loan Facility provided for an $80.0 million revolving credit facility which matures on December 31, 2017, with a $12.0 million letter of credit subfacility, a $2.5 million swing-line subfacility, and a $30.0 million secured term loan that matures on December 31, 2019. Revolving loans could be advanced under the revolving credit facility in amounts up to the lesser of (i) 85% of eligible accounts receivable and (ii) $80.0 million, less the then outstanding principal amount of the term loan. If at any time the aggregate amounts outstanding exceed the allowable maximum advance, then the Company must make a repayment in an amount sufficient to eliminate the excess.
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
As of March 31, 2017, we had $71.5 million under the revolving credit facility and letters of credit in the amount of $4.7 million were outstanding.
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
The terms of the 2016 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of March 31, 2017, the Company was in compliance with all financial and non-financial covenants.
As of March 31, 2017, the $71.5 million balance outstanding under the 2016 Loan Facility had a maturity date of December 31, 2018, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. This debt on the condensed consolidated balance sheets is shown net of $0.6 million in unamortized debt issuance costs.

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
As of the year ended December 31, 2016, the Company issued 697,405 shares through an "at-the-market" offering for a total of $1.5 million in proceeds, net of issuance costs which include 3% of sales commission, or approximately $0.1 million, paid to the broker-dealer under this sales agreement. No shares were issued for the three months ended March 31, 2017.
Stock Options and Stock Awards
The following table summarizes information pertaining to our stock-based compensation expense from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Stock options:
Outstanding at the beginning of the period	7,751	5,387
Options granted	1,718	1,631
Options exercised	(64)	(41)
Options canceled and forfeited	(653)	(1,544)
Outstanding at the end of the period	8,752	5,433
Total intrinsic value of options exercised	$134	$113
Total unrecognized compensation expense at period-end	$7,308	$8,399
Weighted-average remaining recognition period at period-end (in years)	2.1	3.0

Stock awards:
Outstanding at the beginning of the period	1,812	3,612
Stock awards granted	502	490
Stock awards vested	(122)	(179)
Stock awards canceled	(213)	(268)
Outstanding at the end of the period	1,979	3,655
Weighted-average grant-date fair value	$7.08	$10.39
Total unrecognized compensation expense at period-end	$9,265	$25,712
Weighted-average remaining recognition period at period-end (in years)	1.9	2.6

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
As of the three months ended March 31, 2017, 0.1 million shares and 2.1 million shares have been granted under the 2016 Plan and 2013 Plan, respectively.
Employee Stock Purchase Plan
In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2017, total compensation costs, related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before May 31, 2017 were approximately $0.8 million, which will be recognized over the offering period.
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
The Company uses the straight-line method for expense recognition over the vesting period of the award or option.

The assumptions used to value options granted to employees were as follows:

	Three Months Ended March 31,
	2017	2016
Expected term (years)	5.75 - 6.25	6.3
Volatility	55.0%	55%
Risk-free interest rate	2.01% - 2.23%	1.57% - 1.93%
Dividend yield	—	—
The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended March 31,
	2017	2016
Expected term (years)	0.5	0.5
Volatility	66.0%	65.0%
Risk-free interest rate	0.60%	0.42%
Dividend yield	—	—
Stock-based Compensation Allocation
The following table summarizes the allocation of stock-based compensation, net of amounts capitalized for internal-use software development, in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Other cost of revenue	$395	$530
Research and development	542	1,365
Sales and marketing	789	1,489
General and administrative	1,122	1,426
Total	$2,848	$4,810

NOTE 8.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three months ended March 31, 2017 and 2016, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.

The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss	$(22,469)	$(20,773)
Weighted-average shares used to compute basic and diluted net loss per share	46,261	43,601
Basic and diluted net loss per share	$(0.49)	$(0.48)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	11,352	9,521

NOTE 9.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provisions of $0.2 million for each of the three months ended March 31, 2017 and 2016, primarily due to foreign and state income taxes.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided valuation allowances against such domestic assets as of March 31, 2017 and December 31, 2016.

NOTE 10.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in and outside of the United States that expire at various dates through 2027.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $2.2 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively.
The approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of March 31, 2017 were as follows (in thousands):

Year ending December 31,	Future Payments
2017 (remaining 9 months)	$9,775
2018	11,601
2019	9,588
2020	7,629
2021	5,971
Thereafter	17,099
$61,663
Total minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2017 was $13.0 million.

Please refer to Note 4 for details of the Company's capital lease commitments as of March 31, 2017.
Letters of Credit, Bank Guarantees and Restricted Cash—As of March 31, 2017 and December 31, 2016, the Company had irrevocable letters of credit for facilities leases of $6.6 million and $6.7 million, respectively. The letters of credit have various expiration dates, with the latest being March 2023.
As of March 31, 2017 and December 31, 2016, the Company had $1.8 million and $1.7 million, respectively, in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash and other assets on the Company's condensed consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings. On February 24, 2017, the parties advised the court that they had reached an agreement in principle to settle the case in its entirety. The agreement in principle to settle the lawsuit is subject to several conditions, including preliminary and final approval from the court, among other things. If the settlement is finalized and approved by the court, the settlement amount will be funded by the Company’s insurance carrier. On April 25, 2017, the parties executed a stipulation of settlement, and plaintiffs filed the executed stipulation of settlement along with a motion seeking preliminary approval of the settlement. A hearing on that motion is scheduled for May 31, 2017. The potential settlement has been accrued as of March 31, 2017 with a corresponding receivable from the insurance carrier.
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$73,607	$81,397
All Other Countries (1)	21,565	23,348
Total revenue	$95,172	$104,745
(1) No individual country, other than the United States exceeded 10% of our total revenue for any period presented.

The following table summarizes total carrying values of long-lived assets, in the respective locations (in thousands):

	March 31,	December 31,
	2017	2016
United States	$41,752	$44,871
All Other Countries (1)	4,375	4,690
Total long-lived assets	$46,127	$49,561
(1) No individual country, other than the United States exceeded 10% of our total assets for any period presented.

NOTE 12. RELATED PARTY TRANSACTIONS
John J. Lewis joined Nielsen Holding Plc ("Nielsen") in 2006, most recently serving as Global President responsible for running the Nielsen Buy business and overseeing all global regions before leaving Nielsen in June 2016. Mr. Lewis joined our board of directors on January 19, 2016. Mr. Lewis was also appointed to the Audit Committee of the Company's board of directors.

Nielsen is one of the Company's data vendors. Total expense recognized for services delivered by Nielsen and its affiliates during the three months ended March 31, 2017 and 2016 was $0.6 million and $0.4 million, respectively. Total accounts payable as of March 31, 2017 and December 31, 2016 were $0.4 million and $0.7 million, respectively.

Clark Kokich has served on the board of directors of Acxiom Corporation ("Acxiom") since 2009 and currently chairs its Technology and Innovation Committee. Mr. Kokich has served as a member of our board of directors since April 2011. Mr. Kokich is also a member of the Audit Committee and the Nominating and Governance Committee of the Company's board of directors.

Acxiom and LiveRamp, Inc., a subsidiary of Acxiom ("LiveRamp"), are both data vendors to the Company. Total expense recognized for services delivered by Acxiom and LiveRamp during the three months ended March 31, 2017 and 2016 was $0.4 million and $0.1 million, respectively. Total accounts payable as of March 31, 2017 and December 31, 2016 were both $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "predict," "intend," "could," "should," "would," "project," "plan," "expect," "seek," "foresee," "forecast," or the negative of these words, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
expectations for future financial performance, including revenue and the levels of operating expenses in the areas of research and development, sales and marketing, general and administrative, and restructuring;

•	expectations related to financing;

•
our expectation that, subject to achieving our operating plans, existing cash and cash equivalents and financing from the 2016 Loan Facility and any capital raises will be sufficient to meet our business requirements for at least the next 12 months;

•	expected restructuring costs in 2017;

•	the anticipated impact of the growth rates in the real-time advertising exchange market and digital advertising on our future performance;

•	our belief that our programmatic marketing platform can enhance digital media buying across any programmatic inventory;

•	our goal of gaining a larger share of current customers' budgets and attracting new high-value customers;

•	the expected impact on our growth and profitability of focusing on our top 50 and top 250 customers;

•	the expected increase in demand for programmatic brand advertising;

•	the expected impact of adjusted pricing on our media margins;

•	our plans to reduce capital expenditures for property and equipment in 2017 compared to 2016, including our intention to finance data center hardware through capital leasing facilities;

•	the impact that our sales strategies and our product mix between our Media Services and Platform Solutions will have on margins, media and other costs of revenue;

•	the impact of working capital requirements on our goal of growing our business;

•	the expected impact of seasonality on our operating results;

•	our expectation that, as our foreign revenues and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business; and

•	our intention to vigorously defend against pending securities lawsuits.
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
The following discussion should be read in conjunction with (i) our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, (ii) the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and (iii) the understanding that our actual results and circumstances may be materially different from our forward-looking statements and/or expectations.
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
The availability of inventory on real-time advertising exchanges and our ability to access this inventory, and our access to premium inventory available directly from publishers via private market places ("PMP"), could also impact our performance as we must optimize our solutions across the display (fundamentally desktop and laptop), mobile, social and video channels. For example, at the beginning of 2015, Facebook eliminated access to the Facebook exchange platform, or "FBX," for some of their partners including us, requiring us to adapt our offering in order to continue to access some of the advertising inventory from Facebook. We adapted our technology offerings to address this change, but our sales efforts were impacted and our Facebook campaigns declined as we shifted to buying Facebook inventory through their APIs. Facebook continued to allow some other companies in our industry to purchase inventory through the FBX platform, which was available through November 1, 2016, and which likely put us at a competitive disadvantage. Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through real-time bidding, or "RTB", or through relationships directly with publishers. We face different competitive landscapes in mobile, social and video channels. Our DSP offering primarily relies on having access to RTB exchanges; however, some publishers have begun to remove their advertising inventory from RTB exchanges. For example, beginning in 2016, Google announced it would no longer make any YouTube video advertising inventory available to any third parties, opting instead to utilize all such inventory for its own account.
Another potential emerging trend that could impact our future performance is our ability to access inventory, particularly premium inventory through programmatic buying directly with publishers or through RTB exchanges especially through header bidding. Our DSP offering primarily relies on having access to RTB exchanges where publishers make their advertising inventory available; however, some publishers have begun to remove their advertising inventory from RTB exchanges, notably the FBX restrictions and changes to Google’s YouTube video inventory availability noted above. Publishers are also reducing and consolidating the amount of RTB Exchanges where they make their inventory available as a result of the impact of header bidding.

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
In addition to challenges created by the emergence of agency trading desks and competing self-service platforms, our insertion order, or "IO,"-based Media Services business has faced increased challenges within some of the major agency holding companies. These challenges include overcoming questions and objections regarding our pricing and related media margins, impression placements and the transparency of our results, and how our technology achieved them. We are focused on addressing these concerns with the major agency holding companies, their agencies and trading desks, and in some cases adjusted our pricing in order to better compete which has reduced and will continue to reduce our media margin in at least the near term.
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
Mix of Media Services versus Platform Solutions and Impact on Margins
Our strategy to offer our Predictive Marketing Platform as a Platform Solution has had, and we expect will continue to have, an impact on our revenue mix and profitability, and we expect our media margins to decline. Platform Solutions represented 29% and 16% of revenue for the three months ended March 31, 2017 and 2016, respectively.
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
In Platform Solutions, our operating costs are higher up front as we train and assist our customers adopting our platform and as they increase the number of campaigns run on it, but we expect such costs to decline over time as our customers learn to use the platform or agree to pay us additional services fees for assistance we provide on a longer term basis. Our success in our Platform Solutions strategy depends upon our ability to train our platform customers quickly and efficiently, to charge for services required over time, and to increase the number of high volume digital media placements these customers run through our platform.
Expanding our Business with Higher Value Customers
In order to achieve sustainable revenue growth, we must retain spend with existing high value customers, gain a larger share of our current customers’ advertising budgets, and attract new, high-value customers. Our strategy is to focus on expanding our business with a smaller set of larger, higher value customers rather than expanding our customer count. Accordingly, a key measure for us is revenue from our top 50 and 250 customers. During the three months ended March 31, 2017, revenue from our top 50 customers was 68% of total revenue, compared to 49% in the first quarter of fiscal year 2016. During the three months ended

March 31, 2017, revenue from our top 250 customers was 93% of total revenue, compared to 80% in the first quarter of fiscal year 2016.
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
Our capital expenditures for property, equipment and software were $5.4 million during fiscal year 2016 to purchase property, equipment and software, that we did not finance through capital leases, and for fiscal year 2017 we expect these expenditures to remain at comparable levels or lower. In the first three months of fiscal year 2017, we invested $1.3 million into property, equipment and software. To minimize the upfront cash investment required to scale our data centers, we utilize capital leasing facilities, as available, to finance our data center hardware and software needs. We will need to invest in our computational infrastructure and equipment to continue to maintain and scale our business.
Working Capital
In all of our Media Services business and substantially all of our Platform Solutions business, we make media purchases to run our customers' advertising campaigns. In our industry, agencies and advertisers typically pay more slowly than we are required to make payments to our media providers, resulting in payment terms that are approximately one-half of collection times. Our goal is to grow our business, but to do so will require either that we better align our collection and payment terms, obtain additional capital to support this working capital requirement, or develop alternatives to enable our customers to purchase media directly.
Ability to Grow Programmatic Advertising for Video Brand Campaigns
Our DSP solutions are designed to optimize campaigns for direct response and brand advertisers by generating specific consumer responses, and to drive brand awareness.
The digital advertising industry is rapidly adopting programmatic buying for video advertising and programmatic TV, or "pTV," which is dominated by brand campaigns. To measure our success in brand, we categorize and report video and pTV campaigns as brand, and report all non-video or non-pTV campaigns as direct-response. In the first quarter of fiscal year 2017, the revenue split between direct-response and brand was approximately 93% to 7%, compared to 92% to 8% in the first quarter of fiscal year 2016. We expect the demand for programmatic brand advertising to expand in the future, and thus we will continue our strategic focus on this opportunity. Our success in our brand strategy will depend in part upon our ability to further develop models to validate our video campaigns' performance to our customers.
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

•
Media costs. These costs consist primarily of costs for advertising impressions we purchase from advertising exchanges, publishers and other third parties, which are expensed when incurred. We typically pay for these media costs on a per impression basis. We anticipate that our media costs will continue to vary with the related seasonal changes in revenue and overall growth in revenue. Starting in the fourth quarter of fiscal year 2016, we reported a sequential increase in media costs as a percentage of revenue. This is primarily due to the increasing percentage of our revenue that is generated by Platform Solutions offerings, which have substantially lower media margins (revenue minus media costs), and with our focus on doing business through holding companies and with larger customers, that typically have lower media margins. Over the longer term, if we are successful with our efforts to increase the Platform Solutions business as part of our revenue mix, and/or are successful in structuring large agency trading desk deals, we expect the resulting changes in revenue mix to continue to increase our media costs as a percentage of total revenue in fiscal 2017.

•
Other cost of revenue. These costs include personnel costs, depreciation and amortization expense, amortization of internal-use software development costs, third-party inventory validation and data vendor costs, data center hosting costs and allocated costs. The personnel costs are primarily attributable to individuals maintaining our servers and members of our operations and analytics groups, which initiates, sets up, launches and monitors our advertising campaigns or implements and supports our platform. We capitalize costs associated with our platform software that is developed or obtained for internal-use, and amortize these costs in other cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Other cost of revenue also includes third-party data center costs and depreciation of data center equipment. We anticipate that our other cost of revenue will remain relatively flat in fiscal 2017 compared to fiscal 2016.

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

•
Restructuring expense. Restructuring expense is related to severance payments to employees, exit costs for excess facilities, depreciation or impairments of lease-related assets and the release of deferred rent liabilities related to terminated leases. We expect to incur additional restructuring related expenses (net of gains) as we continue to restructure our facilities in fiscal year 2017. Refer to Note 5 to our Condensed Consolidated Financial Statements in in this Quarterly Report on Form 10-Q for details of our restructuring expenses.

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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (unaudited, in thousands, except loss per share):

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Operations Data:
Revenue	$95,172	$104,745
Costs and expenses:
Media cost	47,756	42,559
Other cost of revenue (1)	21,505	20,085
Research and development (1)	7,270	10,639
Sales and marketing (1)	25,898	36,840
General and administrative (1)	10,701	14,321
Restructuring	3,768	(199)
Total costs and expenses	116,898	124,245
Operating loss	(21,726)	(19,500)
Interest expense	1,137	1,237
Other (income) expense, net	(552)	(194)
Loss before income taxes	(22,311)	(20,543)
Income tax (benefit) provision	158	230
Net loss	$(22,469)	$(20,773)

Net loss per share, basic and diluted	$(0.49)	$(0.48)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Other cost of revenue	$395	$530
Research and development	542	1,365
Sales and marketing	789	1,489
General and administrative	1,122	1,426
Total	$2,848	$4,810

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Operations Data Percentage of Revenue: *
Revenue	100%	100%
Costs and expenses:
Media cost	50	41
Other cost of revenue	23	19
Research and development	8	10
Sales and marketing	27	35
General and administrative	11	14
Restructuring	4	—
Total costs and expenses	123	119
Operating loss	(23)	(19)
Interest expense	1	1
Other (income) expense, net	(1)	—
Loss before income taxes	(23)	(20)
Income tax (benefit) provision	—	—
Net loss	(24)%	(20)%

*	Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except percentages)
Revenue	$95,172	$104,745	(9%)
Revenue decreased $9.6 million, or 9%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to lower North American agency business, partially offset by higher revenue from our Platform Solutions offerings and outside of North America operations. Media Services represented 71% and 84% of revenue and Platform Solutions was 29% and 16% of revenue for the three months ended March 31, 2017 and 2016, respectively. Revenue from outside North America, as a percentage of revenue, increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, from 19% to 21% of revenue.
Media Costs and Other Cost of Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except headcount and percentages)
Media costs	$47,756	$42,559	12%
Other cost of revenue	$21,505	$20,085	7%
Headcount (at period end)	166	166	—%

Media costs increased by $5.2 million, or 12%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 to approximately 50% as a percentage of revenue from 41% of revenue for the three months ended March 31, 2017 and 2016, respectively, partially due to the broader adoption of fixed-margin agreements as opposed to CPM-based pricing and the mix shift from Media Services to Platform Solutions which has substantially lower media margins (revenue minus media costs).
Other cost of revenue increased slightly by $1.4 million, or 7%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily due to a slight increase in depreciation and amortization of $1.8 million, which includes capitalized internal-use software, acquired technology intangible assets and other fixed assets, offset by a net decrease of $0.4 million in personnel and data and inventory charges. Amortization of capitalized internal-use software was $3.0 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.
Research and Development

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except headcount and percentages)
Research and development	$7,270	$10,639	(32)%
Percent of revenue	8%	10%
Headcount (at period end)	122	152	(20)%
Research and development expense decreased by $3.4 million, or 32%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was due to a decrease in personnel expense, net of capitalized costs, of $2.9 million and allocated expensed of $0.6 million from a reduction in average headcount as we continue to optimize our cost structure to support our business and provide operating leverage.
We capitalized internal-use software development costs of $2.9 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively. The change was due to decreased headcount devoted to internal-use software development.
Sales and Marketing

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except headcount and percentages)
Sales and marketing	$25,898	$36,840	(30)%
Percent of revenue	27%	35%
Headcount (at period end)	359	461	(22)%
Sales and marketing expense decreased by $10.9 million, or 30%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to a decrease in personnel expense of $5.9 million, a decrease in allocated expenses of $2.1 million, a decrease in travel and marketing related expenses of $1.5 million, and a decrease in depreciation and amortization expense of $1.4 million. The decrease in personnel expense was primarily due to a decrease in average headcount and the decrease in travel, marketing and allocated costs was due to cost cutting measures implemented during the three months ended March 31, 2017. The decrease in depreciation and amortization expense is related to the impairments of our leasehold improvement assets in certain offices in connection with our restructuring activities during the three months ended March 31, 2017.

General and Administrative

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except headcount and percentages)
General and administrative	$10,701	$14,321	(25)%
Percent of revenue	11%	14%
Headcount (at period end)	104	138	(25)%
General and administrative expense decreased by $3.6 million, or 25%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to the decline in average headcount, which decreased personnel expenses, and facility related allocated expenses by $2.7 million, bad debt expense by $0.5 million, and depreciation and amortization by $0.3 million.
Restructuring

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except percentages)
Restructuring charges	$3,768	$(199)	(1,993%)
Percent of revenue	4%	—%
During the three months ended March 31, 2017, we recorded $3.8 million of restructuring expenses, net of credits, consisting of accelerated amortization, impairment charges and losses on disposal of lease-related assets of $2.3 million, and facility exit and severance costs of $1.5 million.
    Total workforce declined from 917 at March 31, 2016 to 751 at March 31, 2017, as we continue to manage our workforce with a goal of improving our operating efficiency.
Interest and Other Expense

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except percentages)
Interest expense	$1,137	$1,237	(8)%
Other (income) expense, net	(552)	(194)	185%
Total	$585	$1,043	(44)%
The decrease in interest and other expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, was primarily due to lower foreign currency losses from exchange rate fluctuations.
Income Tax (Benefit) Provision
We recorded an income tax expense of $0.2 million for each of the three months ended March 31, 2017 and 2016, respectively, primarily due to foreign income taxes.
Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $62.8 million (of which $1.8 million was held by our foreign subsidiaries), $70.9 million in debt obligations, net of $0.6 million in unamortized debt issuance costs, under the amended and restated Revolving Credit and Term Loan Agreement (the "2016 Loan Facility") and $15.1 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of March 31, 2017.
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

In February 2017, we further amended the 2016 Loan Facility. This amendment extended the revolving credit maturity date by one year to December 31, 2018, amended the definition of EBITDA to permit the add-back of restructuring charges incurred during the first two quarters of fiscal year 2017, lowered the minimum EBITDA financial covenant, increased the minimum liquidity ratio financial covenant, and decreased the limit for debt under capital leases as well as the amount of permitted capital expenditures per fiscal year.
The 2016 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million at month-end, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum bank-defined EBITDA covenant (Refer to Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details), maintain at least $30.0 million of cash on deposit with the lenders and maintain a minimum liquidity ratio. As of March 31, 2017, we were in compliance with all covenants under the 2016 Loan Facility. The 2016 Loan Facility expires on December 31, 2018 through the amendment effective February 14, 2017. We currently anticipate that our results for the year ending December 31, 2017 will meet or exceed the bank-defined EBITDA covenants for such period. If we are unable to meet the covenants, we will seek to negotiate waivers and amendments with our lenders or find alternative sources of financing from other financial institutions.
As of March 31, 2017, we had $71.5 million of outstanding revolving loans and letters of credit had been issued amounting to $4.7 million under the 2016 Loan Facility. As of March 31, 2017, we have an available remaining credit of approximately $3.8 million. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us, and could potentially trigger our lenders’ rights to use future cash collections from accounts receivable directly to reduce our outstanding balance under the revolving credit facility.
    In May 2016, we filed a registration statement on Form S-3 covering up to $50.0 million of our common stock and other types of securities. The Registration Statement was declared effective by the SEC in August 2016. We concurrently entered into a sales agreement for "at-the-market" offerings under which we may offer and sell shares of common stock into the market over time. This sales agreement gives us the flexibility to issue shares in the amount of up to $30.0 million. In fiscal year 2016, we sold 0.7 million shares of common stock for $1.5 million in proceeds, net of issuance costs which include a sales commissions of 3%, or approximately $0.1 million, paid to the broker-dealer under this sales agreement.
We believe that, subject to achieving our operating plans, our existing cash and cash equivalents balance, our 2016 Loan Facility, including any future modifications or waivers we plan to obtain, and any potential capital raises will enable us to meet our business requirements for at least the next twelve months. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional funds, we may be forced to take additional measures to reduce expenses to offset any shortfall in revenue and liquidity.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(14,793)	$(2,754)
Cash flows used in investing activities	(3,653)	(4,379)
Cash flows used in financing activities	(2,844)	(3,955)
Effects of exchange rate changes on cash and cash equivalents	22	(80)
Decrease in cash and cash equivalents	$(21,268)	$(11,168)
Operating Activities
Our primary source of cash from operating activities is from the collection of receivables from customer billings. Our primary use of cash in operating activities is for media costs. Cash from operating activities is primarily influenced by the volume of sales to advertising agencies representing advertisers and directly to advertisers, as well as by the amount of cash we invest in personnel and infrastructure. Cash used in or derived from operating activities has typically been due to net losses, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation expense, and by changes in our operating assets and liabilities, particularly in the areas of accounts receivable and accounts payable.
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
For the three months ended March 31, 2017, cash used in operating activities was $14.8 million, resulting from a net loss of $22.5 million, offset by non-cash expenses of $17.8 million, which mainly included depreciation, amortization, impairment of long-lived assets, and stock-based compensation expense. Cash used in operating activities was further affected by the $10.1 million increase in net working capital items, most notably a decrease in accounts receivable of $11.4 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies which was more than offset by a decrease in accounts payable and other liabilities of $18.2 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors and a decrease of $4.2 million prepaid expenses and other assets, net of an increase in deferred revenue and rent of $0.8 million.
For the three months ended March 31, 2016, cash used in operating activities was $2.8 million, resulting from a net loss of $20.8 million, offset by the non-cash expenses of $22.0 million, which mainly included depreciation, amortization and stock-based compensation expense and accelerated amortization charges related to our terminated office lease in New York. These other non-cash expenses increased due to additional depreciation generated by our capital expenditures and amortization from intangible assets acquired in the [x+1] acquisition. Cash used in operating activities was further affected by the $3.9 million increase in net working capital items, most notably a decrease in accounts receivable of $14.1 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies which was more than offset by a decrease in accounts payable and other liabilities of $12.7 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors and the decrease in deferred rent of $3.1 million as well as other items.
Investing Activities
During the three months ended March 31, 2017, investing activities primarily consisted of $1.3 million of capital expenditures for facilities, equipment and software and $2.5 million of capitalized internal-use software.
During the three months ended March 31, 2016, investing activities primarily consisted of $1.8 million of capital expenditures for facilities, equipment and software and $2.9 million of capitalized internal-use software.
Financing Activities
During the three months ended March 31, 2017, cash used in financing activities was $2.8 million, consisting primarily of $2.4 million in payments towards our capital lease obligations as well as $0.4 million in payments of debt facilities issuance costs.
During the three months ended March 31, 2016, cash used in financing activities was $4.0 million, consisting primarily of $2.1 million in payments towards our capital lease obligations, as well as the net payments towards the term loan, inclusive of debt issuance costs, under our 2016 Loan Facility of $1.7 million.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of March 31, 2017 or December 31, 2016 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of March 31, 2017, our principal commitments consisted of obligations under the 2016 Loan Facility, our operating leases for our offices, and capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of March 31, 2017 (audited, in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$61,663	$12,611	$20,771	$12,497	$15,784
Capital lease obligations	15,058	9,380	5,496	182	—
Revolving credit facility (1)	71,500	71,500	—	—	—
Total minimum payments	$148,221	$93,491	$26,267	$12,679	$15,784

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2016 Loan Facility, plus a spread of 2.000% to 2.500%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.000% to 3.500%, which was equal to 4.23%, as of March 31, 2017, and has a final maturity date in December 2018 following the February 14, 2017 amendment.

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
We believe that the assumptions, estimates and judgments associated with revenue recognition, allowances for doubtful accounts and returns, internal-use software development costs, income taxes, stock-based compensation expense and impairment of intangible and other assets have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our condensed consolidated financial statements. The critical accounting policies, estimates and judgments are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no changes or updates to our critical accounting policies since the end of fiscal year 2016.

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
In addition, gains or losses from the translation of certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would result in a foreign currency loss of approximately $3.0 million on foreign-denominated balances, excluding our intercompany loans with our subsidiaries, at March 31, 2017. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings. On February 24, 2017, the parties advised the court that they had reached an agreement in principle to settle the case in its entirety. The agreement in principle to settle the lawsuit is subject to several conditions, including preliminary and final approval from the court, among other things. If the settlement is finalized and approved by the court, the settlement amount will be funded by the company’s insurance carrier. On April 25, 2017, the parties executed a stipulation of settlement, and plaintiffs filed the executed stipulation of settlement along with a motion seeking preliminary approval of the settlement. A hearing on that motion is scheduled for May 31, 2017.
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

Risks Related to Our Business and Our Industry
Our limited operating history, and changes in our business and industry landscape, make it difficult to evaluate our business and prospects.
We were incorporated in 2008 and, since 2014, have been transforming our business from a largely managed service business to offering platform solutions as well, and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we experienced substantial revenue growth in our limited history, our rate of revenue growth has been declining, and we have experienced a decline in revenue in fiscal year 2016 compared to fiscal year 2015 as well as during the first quarter of 2017 compared to the first quarter of 2016. We may not be able to slow or reverse this decline, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining advertisers and advertising agency customers; and developing new offerings, either internally or through acquisitions.
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
These restrictions are subject to certain exceptions. In addition, our credit agreement requires us to comply with minimum bank-defined EBITDA (as defined in Note 6 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q) covenants, maintain minimum cash balances with the lenders and maintain a minimum liquidity ratio, among other requirements, and gives the lenders the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million. If the lenders were to exercise this right, our ability to pay the costs of our operations, including payroll and vendor costs, would be adversely impacted, and could lead to insolvency or bankruptcy.
The operating and financial restrictions and covenants in the credit agreement, as well as any future financing agreements that we may enter into, could restrict our ability to finance our operations and to engage in, expand or otherwise pursue business activities and strategies and ultimately have a material adverse effect on our business.
We have had to amend the terms and covenants of the credit agreement, and at times failed to comply with similar covenants in the past, including covenants related to permitted indebtedness for a corporate credit card account balance and limitations on our capital expenditures. Although we have been able to obtain a waiver for each such covenant violation in the past or agreed with our lenders to amend the terms to avoid a violation, there is no guarantee that our lenders will amend or waive such violations in the future. We have also amended our credit agreement in the past, including most recently in February 2017, to, among other amendments, change our minimum bank-defined EBITDA covenant to prevent a covenant violation. However, we do not have assurances that our lenders would agree to future amendments. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.
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

We may require additional capital to support operational needs, business growth and to respond to business challenges, including the management of intra-quarter cash flow cyclicality, the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. In implementing our business strategy, we may decide to, or need to, engage in public or private equity, equity-linked or debt financings to secure additional funds to strengthen our balance sheet, and support our business plans. Our failure to obtain capital when needed could limit our operational flexibility and force us to delay, reduce or eliminate our growth plans and technology development.
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
We incurred net losses of $65.7 million, $210.5 million, and $64.3 million and for the years ended December 31, 2016, 2015 and 2014, respectively and a net loss of $(22.5) million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $407.5 million. We may not achieve profitability in the foreseeable future, if at all. For example, in 2015 our operating expenses increased more rapidly than our revenue primarily due to non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and exit activities for some of our facilities. We incurred further restructuring expenses in fiscal year 2016 and first quarter of 2017 related to reducing our real estate footprint and reorganizing our workforce.
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
In order to achieve sustained profitability and positive cash flow, we must change our operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. Our bank covenants require us to improve our bank-defined EBITDA (as defined in Note 6 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q) results materially over the course of fiscal year 2017. If we fail to achieve such improvements, the banks could revoke our loans. Any future losses will continue to impair our liquidity, which could ultimately cause us to become insolvent. Furthermore, our goal to grow our business will require either that we improve our working capital management, by better aligning the time it takes to collect on customer invoices with our vendor payment terms, which are typically shorter, or obtain additional capital to support this working capital requirement. In July and August 2016, we increased our borrowing under the 2016 Loan Facility to $71.5 million fully utilizing the full borrowing capacity available to us under the 2016 Loan Facility. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.

We have experienced a slowing rate of revenue growth and our revenue will continue to suffer if we do not improve our capabilities to attract key former and potential customers, retain our customers and sell more solutions to these customers.
In the short term, we expect our revenue to continue to be impacted as we continue building our enterprise sales capabilities and as we continue to hire new sales personnel, including senior sales leaders, who require time to become productive. To sustain or increase our revenue longer-term, we must add and retain new customers and encourage longer-term customers to purchase additional offerings from us, including our platform solutions. In 2016 and continuing into 2017, we focused our sales and customer service personnel on attracting new high-value customers and on expanding our relationships with our largest existing customers, with a focus on increasing revenue from our top 50 and 250 customers. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solutions to new and existing advertisers based on our offerings, pricing, technology platform and functionality has been and could continue to be challenged. Some advertisers that are repeat users of our Media Services have increased their spending over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return at all, or as frequently as, advertisers that have used our solution for longer periods of time. With long-time advertisers, we may reach or have already reached a point of saturation at which it is challenging to continue to grow our revenue from those advertisers because of their unfamiliarity with the breadth of our product suite, as well as factors beyond our control such as internal limits that advertisers or their agencies may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. Since 2014, we have been experiencing fluctuations in average customer spend, as well as the loss of, or decline in spend by, some of our larger customers. If we are unable to reverse this trend, continue to attract more new high value customers and obtain additional business from existing customers, our revenue and operating results will continue to be adversely affected.
Our ability to slow or reverse this declining rate of revenue growth will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance. In particular, the market for Platform Solutions is relatively new. Advertisers may be reluctant to make significant investments in these solutions. The sales cycle for Platform Solutions can be long and unpredictable and require considerable time and expense. Even if we generate a sale, we incur upfront costs associated with onboarding advertisers to our enterprise platforms, which can be a complex process as we must support a wide range of customer data formats and capabilities, and integrate with a wide range of applications and technology and process infrastructures. We may not recoup our investment if we do not maintain the advertiser relationship over time.
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
In early 2015, we announced that we intended to take measures to move toward profitability and improve our operating leverage, including slowing our headcount growth considerably, managing our expenses more effectively, and minimizing our capital spending requirements. In April 2015 we committed to a plan intended to improve our operational efficiency. This plan included a reduction of approximately 11% of our workforce that was completed during the second quarter of 2015, and other cost reduction measures that extended throughout 2015. Throughout 2016, we reduced our office space, including downsizing our headquarters location, and moving to smaller office spaces in several locations. In the first quarter of 2017, we committed to a plan to reduce our workforce by approximately 11%, as part of a reorganization to further improve operational efficiency. As we have taken and continue to take actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions have resulted and could result in disruptions to our operations and our workforce, and adversely affect our business. In particular, higher voluntary attrition and potential continued attrition across the Company, including in engineering and key finance functions, and the resulting influx of new leaders and other employees, has impacted and may continue to impact our efficiency across the Company as we expend the time and resources necessary to recruit and retain talent, restructure our organizations, and train new employees.
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
Because the sales cycle for Platform Solutions can be long and unpredictable and requires considerable time and expense, and client relationships may take a long time to grow and mature, it may be many quarters or years before we know whether our investment in these solutions will be a profitable business for us. If we do not develop and maintain a good reputation as an platform solutions provider, and we are not successful in generating revenue from these solutions and the resulting enterprise client relationships, then we may not recoup our investments in the these solutions, and our results of operations will be harmed.
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
As of March 31, 2017, we had $62.8 million in cash and cash equivalents. Of this balance, $30.0 million is required to be kept on deposit with our loan facility lenders as of the 15th and the last days of each month. At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
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
We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, mobile versions of websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges and premium publishers, including real-time advertising exchanges, such as Google’s DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory, including premium publishers with which we may seek direct relationships; and inventory available on social media platforms through application program interfaces, or APIs, including Facebook.
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
We had 751 employees (557 in the United States and 194 employees overseas) as of March 31, 2017, compared with 917 employees (728 and 189 employees in the United States and overseas, respectively), as of March 31, 2016. We have experienced layoffs, and reorganizations of teams and have added new roles, backfilled roles, and added a substantial number of new employees, which can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.

We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services which can cause cash management challenges. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. As of March 31, 2017, two agency holding companies, and one single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
Anticipated and unanticipated charges to earnings resulting from acquisitions may adversely affect our results of operations. Under business combination accounting standards, we recognize the identifiable assets acquired and the liabilities assumed, generally at their acquisition date fair values and separately from goodwill. Our estimates of fair value are based upon assumptions we believe to be reasonable but which are inherently uncertain. After we complete an acquisition, a number of factors could result in material charges, which could adversely affect our financial condition, results of operations and cash flows, including but not limited to costs incurred to integrate employees such as employee retention, redeployment or relocation expenses; amortization, impairment or reduction in the useful lives of intangible assets; amortization or impairment of goodwill; costs to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated; and charges to our operating results due to the expensing of certain stock awards assumed in an acquisition. In third quarter of 2015, for example, we recognized an impairment of goodwill, as described in Note 14 to our Consolidated Financial Statements on Form 10-K for the fiscal year ended December 31, 2016. Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through March 31, 2017, our common stock has ranged in price from a low of $1.70 to a high of $71.89. These fluctuations have caused many stockholders to suffer declines in the value of their investment in our common stock. Factors that could cause further fluctuations in the trading price of our common stock include the following:

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
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 37% of the outstanding shares of our common stock based on the number of shares outstanding as of March 31, 2017. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through March 31, 2017. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	—	$—	—	—
February 1 - February 28, 2017	—	—	—	—
March 1 - March 31, 2017	—	—	—	—
Total	—	$—	—
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

Dated: May 9, 2017

ROCKET FUEL INC.
By:	/s/ Stephen Snyder
Stephen Snyder
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Second Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	8/08/2016
10.1	Performance-based Restricted Stock Unit Award Agreement	8-K	001-36071	10.1	2/13/2017
10.2	Sixth Amendment, dated February 14, 2017, to Second Amended and Restated Revolving Credit and Term Loan Agreement dated December 31, 2014, as amended from time to time, by and among the Registrant, the lenders that are party thereto and Comerica Bank, as administrative agent for the lenders	8-K	001-36071	10.1	2/21/2017
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1(1)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2(1)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

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