Form 10-Q
period 2017-06-30
Rocket Fuel Inc.
filed 2017-08-09
CIK 1477200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes on common stock as of the latest practicable date. On July 31, 2017, there were 46,993,632 shares of the registrant's common stock, par value $0.001, outstanding.

ROCKET FUEL INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	67
Item 3.	Defaults upon Senior Securities	67
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	68
	Signature	69

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

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Rocket Fuel Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$62,356	$84,024
Accounts receivable, net	107,267	125,755
Prepaid expenses	2,831	2,598
Other current assets	6,046	3,049
Total current assets	178,500	215,426
Property, equipment and software, net	42,429	49,561
Restricted cash	1,784	1,749
Intangible assets, net	27,346	34,874
Deferred tax assets, net	793	574
Other assets	673	517
Total assets	$251,525	$302,701
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$72,268	$83,001
Accrued and other current liabilities	28,406	33,486
Deferred revenue	4,195	2,856
Current portion of capital leases	9,256	8,325
Current portion of debt	68,998	71,190
Total current liabilities	183,123	198,858
Capital leases—Less current portion	4,722	6,721
Deferred rent—Less current portion	8,840	9,121
Other liabilities	1,491	850
Total liabilities	198,176	215,550
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.001 par value— 1,000,000,000 authorized as of June 30, 2017 and December 31, 2016; 46,972,396 and 46,218,687 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	47	46
Additional paid-in capital	479,699	473,056
Accumulated other comprehensive loss	(705)	(925)
Accumulated deficit	(425,692)	(385,026)
Total stockholders’ equity	53,349	87,151
Total liabilities and stockholders’ equity	$251,525	$302,701
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except loss per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$90,747	$116,968	$185,919	$221,713
Costs and expenses:
Media costs	48,239	50,922	95,995	93,481
Other cost of revenue	20,053	20,397	41,558	40,482
Research and development	6,863	9,438	14,133	20,077
Sales and marketing	23,212	36,190	49,110	73,030
General and administrative	9,280	12,765	19,981	27,086
Restructuring	986	1,766	4,754	1,567
Total costs and expenses	108,633	131,478	225,531	255,723
Operating loss	(17,886)	(14,510)	(39,612)	(34,010)
Interest expense	1,231	1,032	2,368	2,269
Other (income) expense, net	(1,136)	866	(1,688)	672
Loss before income taxes	(17,981)	(16,408)	(40,292)	(36,951)
Income tax provision	216	285	374	515
Net loss	$(18,197)	$(16,693)	$(40,666)	$(37,466)
Basic and diluted net loss per share attributable to common stockholders	$(0.39)	$(0.38)	$(0.88)	$(0.85)
Basic and diluted weighted-average shares used to compute net loss per share attributable to common stockholders	46,638	44,056	46,451	43,828

See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(18,197)	$(16,693)	$(40,666)	$(37,466)
Other comprehensive income (loss): (1)
Foreign currency translation adjustments	141	(301)	220	(474)
Comprehensive loss	$(18,056)	$(16,994)	$(40,446)	$(37,940)
(1) Reclassifications out of Other comprehensive income (loss) into Net loss were not significant.
See Accompanying Notes to Condensed Consolidated Financial Statements.

Rocket Fuel Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net loss	$(40,666)	$(37,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,384	25,145
Impairment of long-lived assets	2,445	1,225
Accelerated amortization of leasehold improvements	—	7,059
Stock-based compensation expense	5,436	8,892
Deferred taxes	(192)	193
Other non-cash adjustments, net	1,121	1,607
Changes in operating assets and liabilities:
Accounts receivable	17,451	10,102
Prepaid expenses and other assets	(3,325)	(2,209)
Accounts payable, accrued and other liabilities	(15,398)	(5,916)
Deferred rent	(414)	(6,103)
Deferred revenue	1,339	(128)
Net cash provided by (used in) operating activities	(8,819)	2,401
Investing Activities:
Purchases of property, equipment and software	(1,504)	(3,055)
Capitalized internal-use software development costs	(4,798)	(5,924)
Other investing activities	124	332
Net cash used in investing activities	(6,178)	(8,647)
Financing Activities:
Proceeds from employee stock plans, net	904	1,080
Tax withholdings related to net share settlements of restricted stock units	(415)	(609)
Repayment of capital lease obligations	(4,974)	(4,218)
Proceeds from debt facilities, net of issuance costs	(356)	22,350
Repayment of debt	(2,000)	(24,000)
Net cash used in financing activities	(6,841)	(5,397)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	170	(253)
Change in Cash and Cash Equivalents	(21,668)	(11,896)
Cash and Cash Equivalents—Beginning of period	84,024	78,560
Cash and Cash Equivalents—End of period	$62,356	$66,664

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,015	$384
Cash paid for interest	2,161	1,937
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accruals	$524	$2,371
Property, equipment and software acquired under capital lease obligations	3,905	646
Vesting of early exercised options	—	25
Stock-based compensation capitalized in internal-use software costs	720	1,308
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

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The significant accounting policies and recent accounting pronouncements were described in Note 1 to the Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in or updates to the accounting policies since December 31, 2016.

Going Concern

The Company has incurred losses from operations resulting in an accumulated deficit of $(425.7) million as of June 30, 2017, with a net loss of $(18.2) million during the three months ended June 30, 2017. Since inception, the Company's operations and investments have been funded primarily through equity financing, bank loan facilities and capital leases, along with occasional net cash generated from operations. As of June 30, 2017, the Company had cash and cash equivalents of $62.4 million, of which $3.8 million was held by its foreign subsidiaries, $69.5 million in debt obligations under the Revolving Credit and Term Loan Agreement (the "2016 Loan Facility") which expires on December 31, 2018, and $14.0 million in capital lease obligations.

The Company's ability to continue as a going concern is dependent on the continued availability of external funding sources and its ability to generate sufficient cash from operations. The current primary source of funding is the 2016 Loan Facility, the continued availability which is contingent on compliance with bank-defined EBTIDA targets, minimum cash requirements, and other financial and non-financial covenants. The Company considers the continued availability of the 2016 Loan Facility a critical condition to meeting its payment obligations and enabling it to sustain its business operations. The Company has been required to amend the terms of the loan facility, in particular the bank-defined EBITDA covenant, several times over the past two fiscal years. As discussed further in Note 6, the Company’s results of operations for the 12 months ended June 30, 2017 failed to meet the bank-defined minimum EBITDA for the same period, and accordingly, as described in Note 13, the Company entered into a seventh amendment to its Loan Facility in order to remain in compliance.

In January 2017, the Company announced a plan to improve its operational efficiency, which included the reduction of approximately 11% of its workforce and continued real estate consolidation projects, and these actions were expected to reduce operating expenses by approximately $20 million annually. However, during the first six months of 2017, the Company failed to meet its operating plan targets, particularly for revenue. While the operating plan has variable cost components that could be adjusted if necessary, the unanticipated rate of decline in the media services business has placed further pressure on the Company’s financial condition and liquidity. These events individually and collectively raise substantial doubt about the Company's ability to continue as a going concern.

Further, as noted in Note 13, on July 18, 2017, the Company announced that it had entered into a definitive agreement to be acquired by Sizmek Inc (“Sizmek”). The completion of the acquisition by Sizmek would offer the Company access to funds that would support its operating needs. However, there is uncertainty about the effect that the proposed transaction will have on our relations with employees, partners, and customers, and this transaction could adversely affect our business whether or not it is completed.

The acquisition by Sizmek is largely outside of the Company’s control as it is subject to a tender offer which will not be concluded until after the issuance of the accompanying Condensed Consolidated Financial Statements. The Company has therefore concluded that this does not mitigate the substantial doubt raised surrounding the Company’s ability to continue as a going concern.

Recently Issued and Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers by one year the effective date of ASU 2014-09. The standard becomes effective for the Company beginning January 1, 2018, but allows the Company to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds some practical expedients. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We intend to elect the modified retrospective method in adopting the guidance of ASC 606 starting January 2018. The modified retrospective method requires us to apply the new revenue standard only to the financial statements in the year of adoption and record a cumulative-effect adjustment to the opening balance of retained earnings in the year the new revenue standard is first applied. The opening adjustment to retained earnings will be determined on the basis of the impact of the new revenue standard’s application on contracts that were not completed as of the date of initial application. The Company is currently evaluating the impact of this guidance across our revenue-related activities and are in the processing of determining the impact of the new guidance on our revenue recognition practices, business process and internal controls, and on our consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. The standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. the Company is currently evaluating the impact of adopting ASU 2017-09 on our consolidated financial statements and related disclosures.

With the exception of the standards discussed above along with those described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017 that are of significance or potential significance to the Company.

NOTE 2.	PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2017 and December 31, 2016, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Capitalized internal-use software costs	$57,678	$51,877
Computer hardware and software	65,490	60,656
Furniture and fixtures	10,734	10,903
Leasehold improvements	16,255	16,068
Total	150,157	139,504
Accumulated depreciation and amortization	(107,728)	(89,943)
Total property, equipment and software, net	$42,429	$49,561
Refer to Note 4 for details of the Company's capital leases.
The Company capitalized internal-use software development costs of $2.9 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $5.8 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense of internal-use software costs was $3.0 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively, and $6.0 million and $5.0 million for the six months ended June 30, 2017 and 2016, respectively.
Total depreciation and amortization expense related to property, equipment and software, exclusive of the amortization of capitalized internal-use software costs, was $4.1 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively, and $9.8 million and $11.9 million for the six months ended June 30, 2017 and 2016, respectively.
Additionally, the Company recorded an impairment charge and accelerated amortization of $0.2 million and $4.8 million during the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $8.3 million for the six months ended

June 30, 2017 and 2016, respectively for certain of its leasehold improvements in connection with its restructuring activities. Refer to Note 5 for details of the Company's restructuring costs.

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
Due to a stock price decline during the third quarter of 2015, the Company’s market capitalization declined to a value below the net book value of the Company’s equity, triggering the Company to conduct a goodwill impairment test. The outcome of the goodwill impairment test resulted in a non-cash impairment of goodwill of $117.5 million, which was recorded in the third quarter of 2015. Identifiable intangible assets acquired are as follows (in thousands):

			June 30, 2017			December 31, 2016
	Estimated Useful Life (in years)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Developed technology	3-4	$42,100	$(32,682)	$9,418	$42,100	$(26,887)	$15,213
Customer relationships	7-8	27,700	(9,772)	17,928	27,700	(8,039)	19,661
Trademarks	5	2,000	(2,000)	—	2,000	(2,000)	—
Non-compete agreements	2	2,900	(2,900)	—	2,900	(2,900)	—
Total		$74,700	(47,354)	27,346	$74,700	$(39,826)	$34,874
Total amortization expense related to intangible assets acquired was $3.8 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively, and $7.5 million and $8.3 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 4.	CAPITAL LEASES
Property, equipment and software includes hardware and software related to our data centers, which are typically acquired under capital lease agreements. During the three months ended March 31, 2017, the Company exercised a renewal of one of its capital leases for an additional twelve months, which resulted to an increase in capital lease obligation by $2.4 million.
The remaining future minimum lease payments under these non-cancelable capital leases as of June 30, 2017 were as follows (in thousands):

Year ending December 31,	Future Payments
2017 (remaining 6 months)	$5,500
2018	7,098
2019	1,900
2020	432
Total minimum lease payments	$14,930
Less: amount representing interest and taxes	(952)
Less: current portion of minimum lease payments	(9,256)
Capital lease obligations, net of current portion	$4,722

NOTE 5.	RESTRUCTURING COSTS
The Company recorded net restructuring costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accelerated amortization, impairment and loss on disposal of lease-related assets	$415	$4,751	$2,680	$8,284
Severance and facility exit costs	202	1,211	1,705	1,613
Release of deferred rent and provision for sublease, net	369	(4,196)	369	(8,330)
Total restructuring costs, net	$986	$1,766	$4,754	$1,567
Office lease related charges, including the release of deferred rent and provision of sublease, relate to the sublease or exit of certain leased spaces in San Francisco, Los Angeles, and Denver for the six months ended June 30, 2017; and New York City for the six months ended June 30, 2016.
The following table summarizes the cash-related restructuring activities for the six months ended June 30, 2017 and fiscal year ended December 31, 2016 included in accrued and other current liabilities on the balance sheets (in thousands):

	June 30,	December 31,
	2017	2016
Severance and facility exit liability - beginning of period	$1,169	$—
Expensed	1,705	2,846
Billed and/or paid	(2,765)	(1,677)
Severance and facility exit liability - end of period	$109	$1,169

NOTE 6.	DEBT
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

On February 14, 2017, the Company amended the 2016 Loan Facility. This amendment extended the revolving credit maturity date by one year to December 31, 2018, amended the definition of EBITDA to permit the add-back of restructuring charges incurred during the first two quarters of fiscal year 2017, lowered the minimum EBITDA financial covenant, increased the minimum liquidity ratio financial covenant, and decreased the limit for debt under capital leases as well as the amount of permitted capital expenditures per fiscal year.
The Company's EBITDA for 12-month period ended June 30, 2017 failed to meet the minimum EBITDA covenant specified under the amended 2016 Loan Facility, thereby putting the Company into a technical default position as of that date. In July 2017, the Company entered into negotiations with its lenders and on August 9, 2017, the Company further amended the 2016 Loan Facility. The amendment waived the EBITDA default as of June 30, 2017, required a partial paydown of the revolving credit of $20.0 million and reduced the revolving credit line to $53.6 million from $80.0 million (subject to further reduction if the acquisition by Sizmek Inc. announced on July 18, 2017 is terminated or if the Company enters into an alternative acquisition transaction, subject to certain conditions). The amended terms further included a reduction in the minimum bank-defined EBITDA financial covenant as of September 30, 2017 and December 31, 2017, reduction of cash deposit requirements, and made certain other changes to the terms and covenants intended to align with completing the acquisition by Sizmek, or an alternative acquisition transaction. Refer to Item 5 of this Quarterly Report on Form 10-Q for further details.

Under the 2016 Loan Facility, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility if the aggregate cash balances on deposit with the lenders and certain other domestic financial institutions fall below $40.0 million at month-end. This right is referred to as "dominion of funds," or DOF, which is waived for a certain period according to the latest amendment to our 2016 Loan Facility entered into on August 9, 2017 (refer to Note 13 for further details). The Company may repay revolving loans under the 2016 Loan Facility in whole or in part at any time without premium or penalty, subject to certain conditions.
As of June 30, 2017, the Company had $69.5 million outstanding debt and $4.1 million in letters of credit under the revolving credit facility.
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
The Company is required to maintain a minimum of $30.0 million of cash on deposit, which have been subsequently reduced following the amendment entered into on August 9, 2017 (refer to Note 13 for further details), with the lenders and comply with certain financial covenants under the 2016 Loan Facility, including the following:
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
The terms of the 2016 Loan Facility also require the Company to comply with certain other financial and non-financial covenants. As of June 30, 2017, the Company was in compliance with all financial and non-financial covenants, except for bank-defined EBITDA. The Company subsequently obtained a waiver as further described in Note 13.
As of June 30, 2017, the $69.5 million balance outstanding under the 2016 Loan Facility had a maturity date of December 31, 2018, and because the Company has the option to draw upon the facility or repay borrowed funds at any time, the balance is shown as a current liability in the accompanying condensed consolidated balance sheets. This debt on the condensed consolidated balance sheets is shown net of $0.5 million in unamortized debt issuance costs.

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

As of the year ended December 31, 2016, the Company issued 697,405 shares through an "at-the-market" offering for a total of $1.5 million in proceeds, net of issuance costs which include 3% of sales commission, or approximately $0.1 million, paid to the broker-dealer under this sales agreement. No shares were issued for the six months ended June 30, 2017.

Stock Options and Stock Awards
The following table summarizes information pertaining to our stock-based compensation expense from stock options and stock awards, which are comprised of restricted stock awards and restricted stock units (in thousands, except grant-date fair value and recognition period):

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
Stock options:
Outstanding at the beginning of the period	7,751	5,387
Options granted	2,270	5,817
Options exercised	(132)	(112)
Options canceled and forfeited	(1,139)	(3,514)
Outstanding at the end of the period	8,750	7,578
Total intrinsic value of options exercised	$272	$267
Total unrecognized compensation expense at period-end	$6,542	$9,958
Weighted-average remaining recognition period at period-end (in years)	2.2	2.4

Stock awards:
Outstanding at the beginning of the period	1,812	3,612
Stock awards granted	563	517
Stock awards vested	(273)	(485)
Stock awards canceled	(356)	(610)
Outstanding at the end of the period	1,746	3,034
Weighted-average grant-date fair value	$6.37	$9.77
Total unrecognized compensation expense at period-end	$7,092	$20,133
Weighted-average remaining recognition period at period-end (in years)	1.7	2.4

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
As of the six months ended June 30, 2017, 0.1 million shares and 2.7 million shares have been granted under the 2016 Plan and 2013 Plan, respectively.
Employee Stock Purchase Plan
In August 2013, the Company’s board of directors adopted and the stockholders approved the Company’s 2013 Employee Stock Purchase Plan (the “ESPP”), which became effective upon adoption by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The offering periods generally start on the first trading day on or after June 1 and December 1 of each year and end on the first trading day on or before November 30 and May 31 approximately six months later. The administrator may, in its discretion, modify the terms of future offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2017, total compensation costs, related to outstanding rights to purchase shares of common stock under the ESPP offering period ending on the first trading day on or before November 30, 2017 were approximately $0.9 million, which will be recognized over the offering period.
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
The Company uses the straight-line method for expense recognition over the vesting period of the award or option.
The assumptions used to value options granted to employees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25
Volatility	55.0%	55.0%	55.0%	55%
Risk-free interest rate	1.85% - 2.07%	1.29% - 1.55%	1.85% - 2.23%	1.29% - 1.93%
Dividend yield	—	—	—	—

The assumptions used to calculate our stock-based compensation for each stock purchase right granted under the ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	0.5	0.5	0.5	0.5
Volatility	82.0%	63.0%	66.0% - 82.0%	63.0% - 65.0%
Risk-free interest rate	1.07%	0.49%	0.60% - 1.07%	0.42% - 0.49%
Dividend yield	—	—	—	—
Stock-based Compensation Allocation
The following table summarizes the allocation of stock-based compensation, net of amounts capitalized for internal-use software development, in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other cost of revenue	$334	$493	$729	$1,023
Research and development	690	981	1,232	2,346
Sales and marketing	697	1,357	1,486	2,846
General and administrative	867	1,251	1,989	2,677
Total	$2,588	$4,082	$5,436	$8,892

NOTE 8.	NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee stock-based awards. Because the Company had net losses for the three and six months ended June 30, 2017 and 2016, all these potentially dilutive shares of common stock were determined to be anti-dilutive and accordingly were not included in the calculation of diluted net loss per share.
The following table sets forth the computation of net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(18,197)	$(16,693)	$(40,666)	$(37,466)
Weighted-average shares used to compute basic and diluted net loss per share	46,638	44,056	46,451	43,828
Basic and diluted net loss per share	$(0.39)	$(0.38)	$(0.88)	$(0.85)
Common stock equivalents excluded from net loss per diluted share because their effect would have been anti-dilutive	10,717	10,833	10,717	10,833

NOTE 9.	INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely.

The Company recorded income tax provisions of $0.2 million and $0.3 million for each of the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, primarily due to foreign and state income taxes.
Due to uncertainty as to the realization of benefits from deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, the Company has provided valuation allowances against such domestic assets as of June 30, 2017 and December 31, 2016.

NOTE 10.	COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has operating lease agreements for office space for administrative, research and development and sales and marketing activities in and outside of the United States that expire at various dates through 2027.
The Company recognizes rent expense on a straight-line basis over the lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Rent expense was $2.0 million and $4.3 million for the three months ended June 30, 2017 and 2016, respectively, and $4.2 million and $8.6 million for the six months ended June 30, 2017 and 2016, respectively.
The approximate remaining future minimum cash lease payments under these non-cancelable operating leases as of June 30, 2017 were as follows (in thousands):

Year ending December 31,	Future Payments
2017 (remaining 6 months)	$6,526
2018	11,645
2019	9,622
2020	7,661
2021	5,997
Thereafter	17,144
$58,595
Total minimum rentals to be received in the future under non-cancelable subleases as of June 30, 2017 was $13.3 million.
Please refer to Note 4 for details of the Company's capital lease commitments as of June 30, 2017.
Letters of Credit, Bank Guarantees and Restricted Cash—As of June 30, 2017 and December 31, 2016, the Company had irrevocable letters of credit for facilities leases of $4.1 million and $6.7 million, respectively. The letters of credit have various expiration dates, with the latest being March 2023.
As of June 30, 2017 and December 31, 2016, the Company had $2.0 million and $1.7 million, respectively, in cash reserved to support bank guarantees for certain office lease agreements. These amounts are classified as restricted cash and other assets on the Company's condensed consolidated balance sheets.
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
Legal Proceedings—The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings. On February 24, 2017, the parties advised the court that they had reached an agreement in principle to settle the case in its entirety. The agreement in principle to settle the lawsuit is subject to several conditions, including final approval from the court, among other things. If the settlement is finalized and approved by the court, the settlement amount will be funded by the Company’s insurance carrier. On April 25, 2017, the parties executed a stipulation of settlement. On May 31, 2017, the court granted a motion for preliminary approval of the settlement and directed the preparation of notice to the propose class members. The potential settlement has been accrued as of June 30, 2017 with a corresponding receivable from the insurance carrier.
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
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions were based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and named as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. All defendants moved to dismiss the consolidated complaint on May 19, 2016 and on October 6, 2016 In re Rocket Fuel Inc. Derivative Litigation was dismissed with prejudice. Following the dismissal with prejudice, former plaintiffs in In re Rocket Fuel Inc. Derivative Litigation sent us a letter dated October 12, 2016 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in In re Rocket Fuel, Inc. Derivative Litigation which were substantially the same as the asserted claims in

In re Rocket Fuel Securities Litigation. The Company acknowledged the Shareholder Demand on October 19, 2016. Similar letters were sent by the plaintiffs in the Lunam derivative action discussed above and the plaintiff in the Davydov action discussed above, on November 14, 2016 and February 26, 2017, respectively, also demanding that the Board of Directors take action to remedy the same purported breaches of fiduciary duties alleged in the Shareholder Demand. Our Board of Directors has formed a committee (the “Demand Committee”) to evaluate the demand letters and investigate the claims associated therewith. On July 18, 2017, the Demand Committee, on behalf of the Board of Directors, sent a letter in response to each Shareholder Demand explaining that the Demand Committee’s investigation found no evidence that would support any potential claim relating to the matters raised in the Shareholder Demand, and therefore, the Board of Directors voted to reject the Shareholder Demand and declined to pursue litigation against any of the individuals relating to the claims associated therewith.
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
The following table summarizes total revenue generated through sales personnel located in the respective locations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$68,603	$89,973	$142,210	$171,370
All Other Countries (1)	22,144	26,995	43,709	50,343
Total revenue	$90,747	$116,968	$185,919	$221,713
(1) No individual country, other than the United States exceeded 10% of our total revenue for any period presented.

The following table summarizes total carrying values of long-lived assets, in the respective locations (in thousands):

	June 30,	December 31,
	2017	2016
United States	$38,512	$44,871
All Other Countries (1)	3,917	4,690
Total long-lived assets	$42,429	$49,561
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

Nielsen is one of the Company's data vendors. Total expense recognized for services delivered by Nielsen and its affiliates during the six months ended June 30, 2017 and 2016 was $1.2 million and $0.5 million, respectively. Total accounts payable as of June 30, 2017 and December 31, 2016 were both $0.7 million.

Clark Kokich has served on the board of directors of Acxiom Corporation ("Acxiom") since 2009 and currently chairs its Technology and Innovation Committee. Mr. Kokich has served as a member of our board of directors since April 2011. Mr. Kokich is also a member of the Audit Committee and the Nominating and Governance Committee of the Company's board of directors.

Acxiom and LiveRamp, Inc., a subsidiary of Acxiom ("LiveRamp"), are both data vendors to the Company. Total expense recognized for services delivered by Acxiom and LiveRamp during the six months ended June 30, 2017 and 2016 was $0.6 million and $0.2 million, respectively. Total accounts payable as of June 30, 2017 and December 31, 2016 were $0.3 million and $0.2 million, respectively.

NOTE 13. SUBSEQUENT EVENTS
Merger Agreement

On July 17, 2017, the Company into an Agreement and Plan of Merger (the “Merger Agreement”) with Sizmek Inc. (“Parent”) and Fuel Acquisition Co., a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Merger Sub will commence a tender offer (the "Tender Offer") to purchase any and all of the outstanding shares of the Company’s common stock at a price of $2.60 per share, payable net to the sellers thereof in cash, without interest, in accordance with the terms of the Merger Agreement, subject to any deduction or withholding of taxes required by applicable laws. Following the consummation of the Tender Offer, and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”). In connection with the Merger, the separate existence of Merger Sub will cease, and the Company will be the surviving corporation and a wholly owned subsidiary of Parent. The Merger will be governed by and effected under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without a vote of the stockholders of the Company. The Company’s Board of Directors (the “Board”) unanimously (1) determined that the Merger Agreement and the transactions contemplated thereby, including the Tender Offer and the Merger, are fair to, and in the best interests of, the Company and its stockholders; and (2) recommended that stockholders of the Company accept the Tender Offer and tender their shares of Company Common Stock to Merger Sub pursuant to the Tender Offer.

Completion of the Merger is subject to customary closing conditions, including a majority of the outstanding shares of the Company Common Stock having been tendered in the Tender Offer and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The parties expect the transaction to be completed in third quarter of 2017.

As of and for the three months ended June 30, 2017, the Company has incurred $1.0 million in related legal and other professional costs.

Stockholder Litigation

On August 2, 2017, the Company filed a Schedule 14D-9 Solicitation/Recommendation Statement with the Securities and Exchange Commission in connection with the Tender Offer (the “Schedule 14D-9”). That same day, the Company received a demand letter from a purported stockholder of the Company, alleging that the Schedule 14D-9 omitted material information necessary for the Company’s stockholders to make an informed decision regarding the Tender Offer. The letter demands that the Company and its Board of Directors provide immediate corrective disclosures in an amended Schedule 14D-9.

On August 4, 2017 two purported stockholders of the Company filed an action in the United States District Court for the Northern District of California on behalf of a putative class of the Company’s stockholders against the Company and its Board of Directors, alleging violations of federal securities laws. The case is captioned Bushansky et al. v. Rocket Fuel Inc. et al. (Case 3:17-cv-04454). The complainants allege, among other things, that the Schedule 14D-9 omits material information necessary for the Company’s stockholders to make an informed decision regarding the Tender Offer. The complainants seek, among other things, either to enjoin the Tender Offer or, should it be consummated, to rescind it or award rescissory damages, as well as an award of the plaintiffs’ attorneys’ fees and costs in the actions.

On August 7, 2017, two additional actions alleging violations of federal securities laws were filed by purported stockholders of the Company in the United States District Court for the Northern District of California. In the first, captioned Haines v. Rocket Fuel et al. (Case 5:17-cv-04473), an alleged stockholder of the Company filed an action on behalf of a putative class of the Company’s stockholders against the Company and its Board of Directors. In the second, captioned Scarantino v. Rocket Fuel Inc. et al. (Case 3:17-cv-04489), an alleged stockholder of the Company filed an action on behalf of a putative class of the Company’s stockholders against the Company, its Board of Directors, Sizmek Inc., Fuel Acquisition Co., and Vector Capital. The complainants in both the Haines and Scarantino actions allege claims similar to those in the Bushansky action, and seek similar relief.

The defendants deny any wrongdoing in connection with the Merger and plan to defend vigorously against the claims set forth in these actions.

Amendment of 2016 Loan Facility

On August 9, 2017, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to its Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders party thereto and Comerica Bank, as administrative agent. The Seventh Amendment provided for, among other things, (i) waiving of bank-defined EBITDA default as of June 30, 2017, (ii) paydown of the revolving credit of $20.0 million and reduction of the revolving credit line to $53.6 million from $80.0 million (subject to further reductions if the acquisition by Sizmek is terminated or if the Company enters into an alternative acquisition transaction, subject to certain conditions), (iii) reduction of the minimum bank-defined EBITDA financial covenant as of September 30, 2017 and December 31, 2017, (iv) reduction of cash deposit requirements from $30.0 million to $18.0 million through August 22, 2017 and $22.5 million thereafter, and, (v) certain other changes to the terms and covenants intended to align with completing the acquisition by Sizmek or an alternative acquisition transaction.

Refer to section Item 5. "Other Information" of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "predict," "intend," "could," "should," "would," "project," "plan," "expect," "seek," "foresee," "forecast," or the negative of these words, and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
expectations for future financial performance, including revenue, media costs, other costs of revenue, and the levels of operating expenses in the areas of research and development, sales and marketing, general and administrative, and restructuring;

•	expectations regarding our valuation allowance against our deferred tax assets;

•	expectations related to the our pending acquisition by Sizmek Inc.;

•	expectations related to financing;

•	expectations related to our ability to continue as a going concern;

•	our expectations surrounding cash and cash equivalents, financing availability from the 2016 Loan Facility, and our liquidity and ability to sustain business continuity;

•	our expectations related to our 2016 Loan Facility;

•	expected restructuring costs in 2017;

•	the anticipated impact of the growth rates in the real-time advertising exchange market and digital advertising on our future performance;

•	our belief that our programmatic marketing platform can enhance digital media buying across any programmatic inventory;

•	our goal of gaining a larger share of current customers' budgets and attracting new high-value customers;

•	the expected impact on our growth and profitability of focusing on our top 50 and top 250 customers;

•	the expected increase in demand for programmatic brand advertising;

•	the expected impact of adjusted pricing on our media margins;

•	our plans to reduce capital expenditures for property and equipment in 2017 compared to 2016, including our intention to finance data center hardware through capital leasing facilities;

•	the impact that our sales strategies and our product mix between our Media Services and Platform Solutions will have on margins, media costs and other costs of revenue;

•	the impact of working capital requirements on our goal of growing our business;

•	the expected impact of seasonality on our operating results;

•	our expectation that, if our foreign revenues and expenses increase, our operating results may be more affected by fluctuations in the exchange rates of the currencies in which we do business; and

•	our intention to vigorously defend against pending securities lawsuits.
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

Our core service offerings are organized around two solutions - a Demand Side Platform (DSP) and a Data Management Platform (DMP) - which can be used independently or together, and can be integrated with a customer’s other customer relationship management or marketing platforms. We refer to our DSP alone or our DSP plus DMP solutions as our Predictive Marketing Platform. That integrated platform is designed to deliver and optimize media spend to engage, upsell, and retarget consumers across addressable channels-including display, mobile, video, social, and television, and across addressable devices, including tablets, personal computers, set top boxes, television, and mobile phones. We offer our Predictive Marketing Platform as a managed service, which we operate on behalf of our customers (our "Media Services"), and as a technology solution our customers acquire by way of a subscription service and operate themselves, or acquire by way of subscription service and obtain other supporting services from us (our "Platform Solutions").

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

Factors Affecting Our Performance
We believe the growth and any future profitability of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Working Capital
In all of our Media Services business and substantially all of our Platform Solutions business, we make media purchases to run our customers' advertising campaigns. In our industry, agencies and advertisers typically pay their media services suppliers more slowly than the corresponding payment terms demanded by our media providers, resulting in payment terms that are approximately one-half of collection times. Our goal is to grow our business, but to do so will require either that we better align our collection and payment terms, obtain additional credit or obtain additional capital to support this working capital requirement, or develop alternatives to enable our customers to purchase media directly.

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
Mix of Media Services versus Platform Solutions and Impact on Margins
Our strategy to offer our Predictive Marketing Platform as a Platform Solution has had, and we expect will continue to have, an impact on our revenue mix and profitability, and we expect our media margins to decline. Platform Solutions represented 38% and 18% of revenue for the three months ended June 30, 2017 and 2016, respectively.
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
Expanding our Business with Higher Value Customers
In order to achieve sustainable revenue growth, we must retain spend with existing high value customers, gain a larger share of our current customers’ advertising budgets, and attract new, high-value customers. Our strategy is to focus on expanding our business with a smaller set of larger, higher value customers rather than expanding our customer count. Accordingly, a key measure for us is revenue from our top 50 and 250 customers. During the three months ended June 30, 2017, revenue from our top 50 customers was 66% of total revenue, compared to 53% in the second quarter of fiscal year 2016. During the three months ended June 30, 2017, revenue from our top 250 customers was 92% of total revenue, compared to 82% in the second quarter of fiscal year 2016.
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
Our capital expenditures for property, equipment and software were $5.4 million during fiscal year 2016 to purchase property, equipment and software, that we did not finance through capital leases, and for fiscal year 2017 we expect these expenditures to remain at comparable levels or lower. In the first six months of fiscal year 2017, we invested $1.5 million into property, equipment and software. To minimize the upfront cash investment required to scale our data centers, we utilize capital leasing facilities, as available, to finance our data center hardware and software needs. We will need to invest in our computational infrastructure and equipment to continue to maintain and scale our business.
Ability to Grow Programmatic Advertising for Video Brand Campaigns
Our DSP solutions are designed to optimize campaigns for direct response and brand advertisers by generating specific consumer responses, and to drive brand awareness.
The digital advertising industry is rapidly adopting programmatic buying for video advertising and programmatic TV, or "pTV," which is dominated by brand campaigns. To measure our success in brand, we categorize and report video and pTV campaigns as brand, and report all non-video or non-pTV campaigns as direct-response. In the second quarter of fiscal year 2017, the revenue split between direct-response and brand was approximately 88% to 12%, compared to 93% to 7% in the second quarter of fiscal year 2016. We expect the demand for programmatic brand advertising to expand in the future, and thus we will continue our strategic focus on this opportunity. Our success in our brand strategy will depend in part upon our ability to further develop models to validate our video campaigns' performance to our customers.
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

•
Other cost of revenue. These costs include personnel costs, depreciation and amortization expense, amortization of internal-use software development costs, third-party inventory validation and data vendor costs, data center hosting costs and allocated costs. The personnel costs are primarily attributable to individuals maintaining our servers and members of our operations and analytics groups, which initiates, sets up, launches and monitors our advertising campaigns or implements and supports our platform. We capitalize costs associated with our platform software that is developed or obtained for internal-use, and amortize these costs in other cost of revenue over the internal-use software’s useful life. Third-party inventory validation and data vendor costs consist primarily of costs to augment campaign performance and monitor our brand safety efforts. Other cost of revenue also includes third-party data center costs and depreciation of data center equipment. We anticipate that our other cost of revenue will remain relatively consistent in fiscal 2017 compared to fiscal 2016.

•
Research and development. Our research and development expenses consist primarily of personnel costs and professional services associated with the ongoing development and maintenance of our technology. We believe that continued investment in technology is critical to pursuing our strategic objectives and we will prioritize resources on the most critical projects. Consistent with GAAP, we capitalize a portion of our software development costs, and amortize such costs to Other Costs of Revenue over the useful periods of the projects' lives. In fiscal 2017, we expect research and development expenses (net of amounts capitalized in software development costs) to decrease from fiscal year 2016 levels.

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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (unaudited, in thousands, except loss per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Operations Data:
Revenue	$90,747	$116,968	$185,919	$221,713
Costs and expenses:
Media cost	48,239	50,922	95,995	93,481
Other cost of revenue (1)	20,053	20,397	41,558	40,482
Research and development (1)	6,863	9,438	14,133	20,077
Sales and marketing (1)	23,212	36,190	49,110	73,030
General and administrative (1)	9,280	12,765	19,981	27,086
Restructuring	986	1,766	4,754	1,567
Total costs and expenses	108,633	131,478	225,531	255,723
Operating loss	(17,886)	(14,510)	(39,612)	(34,010)
Interest expense	1,231	1,032	2,368	2,269
Other (income) expense, net	(1,136)	866	(1,688)	672
Loss before income taxes	(17,981)	(16,408)	(40,292)	(36,951)
Income tax (benefit) provision	216	285	374	515
Net loss	$(18,197)	$(16,693)	$(40,666)	$(37,466)

Net loss per share, basic and diluted	$(0.39)	$(0.38)	$(0.88)	$(0.85)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other cost of revenue	$334	$493	$729	$1,023
Research and development	690	981	1,232	2,346
Sales and marketing	697	1,357	1,486	2,846
General and administrative	867	1,251	1,989	2,677
Total	$2,588	$4,082	$5,436	$8,892

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Operations Data Percentage of Revenue: *
Revenue	100%	100%	100%	100%
Costs and expenses:
Media cost	53	44	52	42
Other cost of revenue	22	17	22	18
Research and development	8	8	8	9
Sales and marketing	26	31	26	33
General and administrative	10	11	11	12
Restructuring	1	2	3	1
Total costs and expenses	120	112	121	115
Operating loss	(20)	(12)	(21)	(15)
Interest expense	1	1	1	1
Other (income) expense, net	(1)	1	(1)	—
Loss before income taxes	(20)	(14)	(22)	(17)
Income tax (benefit) provision	—	—	—	—
Net loss	(20)%	(14)%	(22)%	(17)%

*	Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except percentages)
Revenue	$90,747	$116,968	(22%)	$185,919	$221,713	(16%)
Revenue decreased $26.2 million or 22%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to lower North American agency business and lower revenue from International (outside of North America) operations, partially offset by higher revenue from our Platform Solutions offerings. Media Services is losing customers faster than it is gaining new customers or growing existing customers, due to the industry-wide shift of customers to self-service platforms. Media Services represented 62% and 82% of revenue and Platform Solutions was 38% and 18% of revenue for the three months ended June 30, 2017 and 2016, respectively. Revenue from International operations, as a percentage of revenue, increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, from 21% to 23% of revenue.
Revenue decreased $35.8 million or 16%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due primarily to lower North American agency business and lower revenue from International operations, partially offset by higher revenue from our Platform Solutions offerings. Media Services represented 67% and 83% of revenue and Platform Solutions was 33% and 17% of revenue for the six months ended June 30, 2017 and 2016, respectively. International revenue, as a percentage of revenue, increased by 2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, from 20% to 22% of revenue.

Media Costs and Other Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except headcount and percentages)
Media costs	$48,239	$50,922	(5)%	$95,995	$93,481	3%
Other cost of revenue	$20,053	$20,397	(2)%	$41,558	$40,482	3%
Headcount (at period end)	155	163	(5)%
Media costs decreased by $2.7 million, or 5%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 to approximately 53% as a percentage of revenue from 44% of revenue for the three months ended June 30, 2017 and 2016, respectively, partially due to the broader adoption of fixed-margin agreements as opposed to CPM-based pricing and the mix shift from Media Services to Platform Solutions which has substantially lower media margins (revenue minus media costs).
Other cost of revenue decreased slightly by $0.3 million, or 2%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to a net decrease of $0.8 million in personnel and data and inventory charges, offset by a slight increase in depreciation and amortization of $0.5 million, which includes capitalized internal-use software, acquired technology intangible assets and other fixed assets. Amortization of capitalized internal-use software was $3.0 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively.
Media costs increased by $2.5 million, or 3%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 to approximately 52% as a percentage of revenue from 42% of revenue for the six months ended June 30, 2017 and 2016, respectively, partially due to the broader adoption of fixed-margin agreements as opposed to CPM-based pricing and the mix shift from Media Services to Platform Solutions which has substantially lower media margins (revenue minus media costs).

Other cost of revenue increased slightly by $1.1 million, or 3%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to an increase in depreciation and amortization of $2.3 million, which includes capitalized internal-use software, acquired technology intangible assets, and other fixed assets, offset by a net decrease of $1.2 million in personnel and data and inventory charges. Amortization of capitalized internal-use software was $6.0 million and $5.0 million for the six months ended June 30, 2017 and 2016, respectively.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except headcount and percentages)
Research and development	$6,863	$9,438	(27)%	$14,133	$20,077	(30)%
Percent of revenue	8%	8%		8%	9%
Headcount (at period end)	137	138	(1)%
Research and development expense decreased by $2.6 million, or 27%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was due to a decrease in personnel expense, net of capitalized costs, of $1.3 million, a decrease in allocated expense of $0.5 million and a decrease in depreciation and amortization of $0.5 million from a reduction in average headcount as we continue to optimize our cost structure to support our business and provide operating leverage.
Research and development expense decreased by $5.9 million, or 30%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This change was due to a decrease in personnel expense from a reduction in average headcount as described above.

We capitalized internal-use software development costs of $2.9 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $5.8 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively. The change was due to decreased headcount devoted to internal-use software development.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except headcount and percentages)
Sales and marketing	$23,212	$36,190	(36)%	$49,110	$73,030	(33)%
Percent of revenue	26%	31%		26%	33%
Headcount (at period end)	346	449	(23)%
Sales and marketing expense decreased by $13.0 million, or 36%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to a decrease in personnel expense of $8.1 million, a decrease in allocated expenses of $2.0 million, a decrease in depreciation and amortization expense of $1.5 million, and a decrease in travel and marketing related expenses of $1.1 million. The decrease in personnel expense was primarily due to a decrease in average headcount and the decrease in travel, marketing and allocated costs was due to cost cutting measures implemented during the three months ended June 30, 2017. The decrease in depreciation and amortization expense is related to the impairments of our leasehold improvement assets in certain offices and other reorganization in connection with our restructuring activities during the end of 2016 and the first quarter of 2017.
Sales and marketing expense decreased by $23.9 million or 33%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily due to a decline in average headcount, which decreased personnel expense by $14.1 million, a decrease in allocated expenses of $4.1 million, a decrease in depreciation and amortization expense of $2.9 million, and a decrease in travel and marketing related expense of $2.8 million.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except headcount and percentages)
General and administrative	$9,280	$12,765	(27)%	$19,981	$27,086	(26)%
Percent of revenue	10%	11%		11%	12%
Headcount (at period end)	88	149	(41)%
General and administrative expense decreased by $3.5 million, or 27%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to the decline in average headcount, which decreased personnel expenses, and facility related allocated expenses by $3.4 million.
General and administrative expense decreased by $7.1 million, or 26%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily due to decreased personnel expenses and facility related allocated expenses by $6.6 million and professional services, net of acquisition costs by $0.5 million.

Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except percentages)
Restructuring charges	$986	$1,766	(44%)	$4,754	$1,567	203%
Percent of revenue	1%	2%		3%	1%
During the three months ended June 30, 2017, we recorded $1.0 million of restructuring expenses, net of credits, consisting of accelerated amortization, impairment charges and losses on disposal of lease-related assets of $0.4 million, release of deferred rent of $0.4 million, and facility exit and severance costs of $0.2 million.
During the six months ended June 30, 2017, we recorded $4.8 million of restructuring expenses, net of credits, consisting of accelerated amortization, impairment charges and losses on disposal of lease-related assets of $2.7 million, facility exit and severance costs of $1.7 million, and release of deferred rent of $0.4 million.

    Total workforce declined from 899 at June 30, 2016 to 726 at June 30, 2017, as we continue to manage our workforce with a goal of improving our operating efficiency.
Interest and Other Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except percentages)
Interest expense	$1,231	$1,032	19%	$2,368	$2,269	4%
Other (income) expense, net	(1,136)	866	(231)%	(1,688)	672	(351)%
Total	$95	$1,898	(95)%	$680	$2,941	(77)%
The decrease in interest and other expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, was primarily due to net gains in foreign currency exchange rate fluctuations.
Interest and other expense decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to lower foreign currency losses from exchange rate fluctuations.

Income Tax (Benefit) Provision
We recorded an income tax expense of $0.2 million and $0.3 million for each of the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, primarily due to foreign income taxes.
Liquidity and Capital Resources
As of June 30, 2017, we had cash and cash equivalents of $62.4 million (of which $3.8 million was held by our foreign subsidiaries), $69.0 million in debt obligations, net of $0.5 million in unamortized debt issuance costs, under the amended and restated Revolving Credit and Term Loan Agreement (the "2016 Loan Facility") and $14.0 million in capital lease obligations. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments as of June 30, 2017.
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

In February 2017, we amended the 2016 Loan Facility. This amendment extended the revolving credit maturity date by one year to December 31, 2018, amended the definition of EBITDA to permit the add-back of restructuring charges incurred during the first two quarters of fiscal year 2017, lowered the minimum EBITDA financial covenant, increased the minimum liquidity ratio financial covenant, and decreased the limit for debt under capital leases as well as the amount of permitted capital expenditures per fiscal year.
On August 9, 2017, we further amended the 2016 Loan Facility. This amendment waived the EBITDA default as of June 30, 2017, required a partial paydown of the revolving credit of $20.0 million and reduced the revolving credit line to $53.6 million from $80.0 million (subject to further reduction if the acquisition by Sizmek is terminated or if we enter into an alternative acquisition transaction, subject to certain conditions). The amended terms also included a reduction in the minimum bank-defined EBITDA financial covenant as of September 30, 2017 and December 31, 2017, a reduction of cash deposit requirements, and made certain other changes to the terms and covenants that are intended to align with completing the acquisition by Sizmek or an alternative acquisition transaction.

The 2016 Loan Facility contains customary affirmative and negative covenants, that limit our ability to, among other things, incur additional debt, make acquisitions, make certain restricted payments, make investments or make capital expenditures. If the aggregated cash balances on deposit with the lenders and certain other domestic financial institutions fall below a certain threshold at month-end, the lenders have the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility. We must comply with a minimum bank-defined EBITDA covenant, maintain certain level of cash on deposit with the lenders and maintain a minimum liquidity ratio (Refer to Item 5 of this Quarterly Report on Form 10-Q for details of the latest amended terms). As of June 30, 2017, we were in compliance with all covenants under the 2016 Loan Facility, except for the bank-defined EBITDA covenant (refer to Note 6 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details). We subsequently entered into an amendment to the 2016 Loan Facility and received a waiver (Refer to Note 13 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details) to cure the default.
As of June 30, 2017, we had $69.5 million of outstanding revolving loans and letters of credit had been issued amounting to $4.1 million under the 2016 Loan Facility. As of June 30, 2017, we have an available borrowing capacity of approximately $0.7 million. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us, and could potentially trigger our lenders’ rights to use future cash collections from accounts receivable directly to reduce our outstanding balance under the revolving credit facility.
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
Refer to Note 1 under “Going Concern” section to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on form 10-Q where we have concluded that there is substantial doubt as to our ability to continue as a going concern. There can be no assurances that we will be able to raise additional capital through sales of equity, or through debt financing arrangements, or obtain any desired waivers or amendments of the 2016 Loan Facility on acceptable terms or at all, and the failure to do so would adversely affect our ability to achieve our business objectives. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased debt service obligations and could also be subject to more restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. In addition, if our future operating performance is below our expectations, our liquidity and ability to operate our business could be adversely affected. See "Risk Factors - Our credit agreement contains operating and financial covenants that restrict our business and financing activities and, in some cases, could result in an immediate requirement to repay our outstanding loans" and “There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.”
Cash Flows
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended June 30,
	2017	2016
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(8,819)	$2,401
Cash flows used in investing activities	(6,178)	(8,647)
Cash flows used in financing activities	(6,841)	(5,397)
Effects of exchange rate changes on cash and cash equivalents	170	(253)
Decrease in cash and cash equivalents	$(21,668)	$(11,896)
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
For the six months ended June 30, 2017, cash used in operating activities was $8.8 million, resulting from a net loss of $40.7 million, offset by non-cash expenses of $32.2 million, which mainly included depreciation, amortization, impairment of long-lived assets, and stock-based compensation expense. Cash used in operating activities was further affected by the $0.3 million increase in net working capital items, most notably an increase in accounts receivable of $17.5 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies which was offset by an increase in accounts payable and other liabilities of $15.4 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors and an increase of $3.3 million prepaid expenses and other assets, net of an increase in deferred revenue and rent of $0.9 million.
For the six months ended June 30, 2016, cash provided by operating activities was $2.4 million, resulting from a net loss of $37.5 million, offset by non-cash expenses of $44.1 million, which mainly included depreciation, amortization and stock-based compensation expense and accelerated amortization charges related to our terminated office lease in New York. Cash provided by operating activities was further affected by the $4.3 million increase in net working capital items, most notably a decrease in accounts receivable of $10.1 million due to the seasonality of advertising campaigns as well as timing of payments from customers and agencies which was more than offset by a decrease in accounts payable and other liabilities of $5.9 million, due to the seasonality of advertising campaigns as well as the timing of our payments to our vendors and the decrease in deferred rent of $6.1 million as well as other items.

Investing Activities
During the six months ended June 30, 2017, investing activities primarily consisted of $1.5 million of capital expenditures for facilities, equipment and software and $4.8 million of capitalized internal-use software.
During the six months ended June 30, 2016, investing activities primarily consisted of $3.1 million of capital expenditures for facilities, equipment and software and $5.9 million of capitalized internal-use software.
Financing Activities
During the six months ended June 30, 2017, cash used in financing activities was $6.8 million, consisting primarily of $5.0 million payments towards our capital lease obligations as well as $2.0 million in repayments of debt.
During the six months ended June 30, 2016, cash used in financing activities was $5.4 million, consisting primarily of $4.2 million in payments, inclusive of debt issuance costs, towards our capital lease obligations as well as the net payments towards the term loan under our Loan Facility of $1.7 million.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2017 or December 31, 2016 as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations and Known Future Cash Requirements
Commitments
As of June 30, 2017, our principal commitments consisted of obligations under the 2016 Loan Facility, our operating leases for our offices, and capital lease agreements for computer hardware and software.
The following table summarizes our future minimum payments under these arrangements as of June 30, 2017 (audited, in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Operating lease obligations	$58,595	$12,383	$19,613	$12,116	$14,483
Capital lease obligations	13,978	9,256	4,622	100	—
Revolving credit facility (1)	69,500	69,500	—	—	—
Total minimum payments	$142,073	$91,139	$24,235	$12,216	$14,483

(1)
Accrues interest, at our option, at (i) a base rate determined in accordance with the 2016 Loan Facility, plus a spread of 2.000% to 2.500%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus a spread of 3.000% to 3.500%, which was equal to 4.48%, as of June 30, 2017. Refer to Item 5 of this Quarterly Report on Form 10-Q for additional details on the amendment to the 2016 Loan Facility entered into on August 9, 2017.

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
In addition, gains or losses from the translation of certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would result in a foreign currency loss of approximately $3.0 million on foreign-denominated balances, excluding our intercompany loans with our subsidiaries, at June 30, 2017. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in claims, proceedings, and litigation, including the following:
On September 3, 2014 and September 10, 2014, respectively, two purported class actions were filed in the Northern District of California against us and certain of our officers and directors at the time. The actions are Shah v. Rocket Fuel Inc., et al., Case No. 4:14-cv-03998, and Mehrotra v. Rocket Fuel Inc., et al., Case No. 4:14-cv-04114. The underwriters in the initial public offering on September 19, 2013, or the "IPO," and the secondary offering on February 5, 2014, or the "Secondary Offering," were also named as defendants. These actions were consolidated and a consolidated complaint, In re Rocket Fuel Securities Litigation, was filed on February 27, 2015. The consolidated complaint alleged that the defendants made false and misleading statements about the ability of our technology to detect and eliminate fraudulent web traffic, and about our future prospects. The consolidated complaint also alleged that our registration statements and prospectuses for the IPO and the Secondary Offering contained false and misleading statements on these topics. The consolidated complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 (the "Exchange Act claims"), and for violations of Sections 11 and 15 of the Securities Act (the "Securities Act claims"), on behalf of those who purchased the our common stock between September 20, 2013 and August 5, 2014, inclusive, as well as those who purchased common stock in the IPO, and a claim for violation of Section 12(a)(2) of the Securities Act in connection with the Secondary Offering. The consolidated complaint sought monetary damages in an unspecified amount. All defendants moved to dismiss the consolidated complaint and on December 23, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. The court dismissed the Securities Act claims and all but one of the statements on which the Exchange Act claims were based. The court also dismissed all claims against the outside directors and the underwriters of the public offerings. On February 24, 2017, the parties advised the court that they had reached an agreement in principle to settle the case in its entirety. The agreement in principle to settle the lawsuit is subject to several conditions, including final approval from the court, among other things. If the settlement is finalized and approved by the court, the settlement amount will be funded by the Company’s insurance carrier. On April 25, 2017, the parties executed a stipulation of settlement. On May 31, 2017, the court granted a motion for preliminary approval of the settlement and directed the preparation of notice to the proposed class members. The potential settlement has been accrued as of March 31, 2017 with a corresponding receivable from the insurance carrier.
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
On October 6, 2015, a purported verified shareholder derivative complaint was filed in the Northern District of California. The action is Victor Veloso v. George H. John et al., Case No. 4:15-cv-04625-PJH. Beginning in January 2016, three substantially similar related cases, Gervat v. Wootton et al., 4:16-cv-00332-PJH, Pack v. John et al., 4:16-cv-00608-EDL, and McCawley v. Wootton et al., Case No. 4:16-cv-00812, also were filed in the Northern District of California on January 21, 2016, February 4, 2016 and February 18, 2016, respectively. The complaints in these related actions were based on substantially the same facts as the In re Rocket Fuel Securities Litigation, and named as defendants the Company’s board of directors at the time of filing and certain then-current and former executives. The four purported verified shareholder derivative complaints were consolidated by the Court in March 2016, and a complaint in the consolidated action, titled In re Rocket Fuel, Inc. Derivative Litigation, Case No. 4:15-cv-4625-PJH, was filed on April 14, 2016. All defendants moved to dismiss the consolidated complaint on May 19, 2016 and on October 6, 2016 In re Rocket Fuel Inc. Derivative Litigation was dismissed with prejudice. Following the dismissal with prejudice, former plaintiffs in In re Rocket Fuel Inc. Derivative Litigation sent us a letter dated October 12, 2016 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in In re Rocket Fuel, Inc. Derivative Litigation which were substantially the same as the asserted claims in In re Rocket Fuel Securities Litigation. The Company acknowledged the Shareholder Demand on October 19, 2016. Similar letters were sent by the plaintiffs in the Lunam derivative action discussed above and the plaintiff in the Davydov action discussed above, on November 14, 2016 and February 26, 2017, respectively, also demanding that the Board of Directors take action to remedy the same purported breaches of fiduciary duties alleged in the Shareholder Demand. Our Board of Directors formed a committee (the “Demand Committee”) to evaluate the demand letters and investigate the claims associated therewith. On July 18, 2017, the Demand Committee, on behalf of the Board of Directors, sent a letter in response to each Shareholder Demand explaining that the Demand Committee’s investigation found no evidence that would support any potential claim relating to the matters raised in the Shareholder Demand, and therefore, the Board of Directors voted to reject the Shareholder Demand and declined to pursue litigation against any of the individuals relating to the claims associated therewith.
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
Risks Related to Our Business and Our Industry
The announcement and pendency of our agreement to be acquired by Sizmek Inc. could adversely affect our business.

On July 18, 2017, we announced that we had entered into a definitive agreement to be acquired by Sizmek Inc. (“Sizmek”). Uncertainty about the effect of the proposed transaction on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the transaction. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transaction, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the transaction and related transactions, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.
The failure to complete the sale to Sizmek could adversely affect our business.

Completion of the sale to Sizmek is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including: (1) that prior to the expiration of the tender offer, there is validly tendered and not withdrawn a number of shares of our common stock that represents in the aggregate at least one share more than 50% of the outstanding shares of common stock as of the expiration of the tender offer (excluding shares of common stock tendered pursuant to guaranteed delivery procedures); (2) the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other competition laws; (3) the absence of any law, order or injunction that would restrain, enjoin or otherwise prohibit or make illegal the consummation of the transaction; (4) the accuracy of the representations and warranties in the definitive agreement, subject to customary exceptions; (5) our material compliance with the covenants contained in the definitive agreement; (6) that a material adverse effect has not occurred since the date of the definitive agreement and is not continuing as of the expiration of the tender offer; and (7) other customary conditions. Many of the conditions to consummation of the transaction are not within our control or the control of Sizmek and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the transaction will not be consummated in the expected time frame or that the definitive agreement may be terminated. If the proposed sale or a similar transaction is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the definitive agreement, we may be required to pay a termination fee of up to $4.1 million to Sizmek. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. Additionally, as a result of the factors discussed in the risk factor entitled “There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing,” a failed transaction could materially and adversely affect our liquidity and financial condition and our ability to operate and continue our business as a going concern. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.
While the acquisition by Sizmek is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The definitive agreement for the acquisition by Sizmek includes restrictions on the conduct of our business prior to the completion of the transaction. These restrictions generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations. We may find that these and other contractual arrangements may delay, prevent or limit us from responding effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the transaction. In connection with the transaction, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the transaction is completed. In addition, whether or not the transaction is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our business results and financial condition.
There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our audited financial statements for the year ended December 31, 2016, were prepared under the assumption that we would continue our operations as going concern. However, recent events in 2017 raises substantial doubt surrounding our ability to continue as a going concern (refer to Note 1 under “Going Concern” section to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on form 10-Q where we have concluded that there is substantial doubt as to our ability to continue as a going concern). Our ability to continue as a going concern is dependent on the continued availability of our external funding sources and our ability to generate sufficient cash from operations. The current main primary source of funding is our 2016 Loan Facility, which is contingent on compliance with certain bank-defined EBTIDA targets, minimum cash requirements, and other financial and non-financial covenants. We consider the continued availability 2016 Loan Facility a critical condition to meeting our payment obligations and enabling us to sustain our business operations. However, we have in the past, and for the 12 months ended June 30, 2017, failed to meet certain financial covenants under the 2016 Loan Facility, which has required us to amend the terms of the 2016 Loan Facility, in particular the bank-defined EBITDA covenant, several times over the past two fiscal years. A waiver for the EBITDA covenant default as of June 30, 2017 was obtained and the 2016 Loan Facility was further amended to reduce the minimum bank-defined EBITDA financial covenants in the future, but there can be no assurance that we would be able to obtain such a waiver or amendment again in the future. In addition, during the first six months of 2017, we failed to meet our operating plan targets, particularly for revenue. While the operating plan has variable cost components that could be adjusted if necessary, the unanticipated rate of decline in the media services business has placed further pressure on our financial condition and liquidity. These factors, individually and collectively, create substantial doubt as to our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from our 2016 Loan Facility, private and/or public offerings of debt or equity securities, or from other transactions, including the acquisition by Sizmek, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, we may be forced to seek bankruptcy protection and our stockholders would likely lose most or all of their investment in us.

Litigation may arise in connection with the Merger Agreement, which could be costly, prevent consummation of the Tender Offer and the Merger, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and operating results. If the Tender Offer and the Merger are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Tender Offer and the Merger. Any litigation related to the Tender Offer and the Merger may result in negative publicity or an unfavorable impression of the Company, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our clients, or otherwise materially harm our operations and financial performance.
Our limited operating history, and changes in our business and industry landscape, make it difficult to evaluate our business and prospects.
We were incorporated in 2008 and, since 2014, have been transforming our business from a largely managed service business to offering platform solutions as well, and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we experienced substantial revenue growth in our limited history, our rate of revenue growth has been declining, and we have experienced a decline in revenue in fiscal year 2016 compared to fiscal year 2015 as well as during the first two quarters of 2017 compared to the first two quarters of 2016. We may not be able to slow or reverse this decline, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly developing and changing industries, including challenges related to recruiting, integrating and retaining qualified employees; making effective use of our limited resources; achieving market acceptance of our existing and future offerings; competing against companies with greater financial and technical resources; acquiring and retaining advertisers and advertising agency customers; and developing new offerings, either internally or through acquisitions.
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
We have had to amend the terms and covenants of the credit agreement, and at times failed to comply with similar covenants in the past, including covenants related to permitted indebtedness for a corporate credit card account balance and limitations on our capital expenditures. Although we have been able to obtain a waiver for each such covenant violation in the past or agreed with our lenders to amend the terms to avoid a violation, there is no guarantee that our lenders will amend or waive such violations in the future. We have also amended our credit agreement in the past, including most recently in February 2017 and subsequently in August 2017 (as defined in Note 13 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q), to, among other amendments, change our minimum bank-defined EBITDA covenant to prevent a covenant violation. However, we do not have assurances that our lenders would agree to future amendments. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the credit agreement. Future defaults, if not waived, could cause all of the outstanding indebtedness under our credit agreement to become immediately due and payable and would permit the lenders to terminate all commitments to extend further credit and permit Comerica, on behalf of the lenders, to proceed against the collateral in which we granted Comerica a security interest.
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

On May 10, 2016, we filed a registration statement, on Form S-3 as well as a prospectus supplement and entered into a sales agreement for "at-the-market" offerings enabling us to sell common shares into the market over time. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to complete equity or debt offerings on terms favorable to us, if at all. If we are unable to obtain capital on terms satisfactory to us when we require it, our ability to support business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $65.7 million, $210.5 million, and $64.3 million and for the years ended December 31, 2016, 2015 and 2014, respectively and a net loss of $18.2 million for the three months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $425.7 million. We may not achieve profitability in the foreseeable future, if at all. For example, in 2015 our operating expenses increased more rapidly than our revenue primarily due to non-cash goodwill impairment and amortization and depreciation charges, as well as restructuring expenses related to our reduction in force in April 2015 and exit activities for some of our facilities. We incurred further restructuring expenses in fiscal year 2016 and first two quarters of 2017 related to reducing our real estate footprint and reorganizing our workforce.
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
In order to achieve sustained profitability and positive cash flow, we must change our operational infrastructure and practices. For example, we must manage our expenses to create operating leverage and manage our financial and capital resources more effectively. If we fail to implement the necessary changes to our operations on a timely basis, or if we are unable to implement them effectively or at all, our business may suffer. Our bank covenants require us to improve our bank-defined EBITDA (as defined in Note 6 of our unaudited Condensed Consolidated Financial Statements in Part I, Section 1 of this Quarterly Report on Form 10-Q) results materially over the course of fiscal year 2017. If we fail to achieve such improvements, the banks could revoke our loans. Any future losses will continue to impair our liquidity, which could ultimately cause us to become insolvent. Furthermore, our goal to grow our business will require either that we improve our working capital management, by better aligning the time it takes to collect on customer invoices with our vendor payment terms, which are typically shorter, or obtain additional capital to support this working capital requirement. In July and August 2016, we increased our borrowing under the 2016 Loan Facility to $71.5 million fully utilizing the full borrowing capacity available to us under the 2016 Loan Facility at that time, and in May 2017, we decreased our borrowing to $69.5 million as our borrowing capacity narrowed resulting from decline in revenue and eligible accounts receivable. Our intra-quarter cash flows are highly cyclical, and therefore, our intra-quarter cash balances fluctuate and can present significant cash management challenges for us. We cannot provide assurance that we will be successful in addressing these and other challenges we may face in the future.
We have experienced a decline in revenue and our revenue will continue to suffer if we do not improve our capabilities to attract key former and potential customers, retain our customers and sell more solutions to these customers.
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
Our ability to reverse this revenue decline will depend in part upon the successful introduction of new offerings (including our ability to cross-sell our full suite of offerings). We operate in a highly competitive market, and there can be no assurance that these new offerings will gain significant levels of market acceptance. In particular, the market for Platform Solutions is relatively new. Advertisers may be reluctant to make significant investments in these solutions. The sales cycle for Platform Solutions can be long and unpredictable and require considerable time and expense. Even if we generate a sale, we incur upfront costs associated with onboarding advertisers to our enterprise platforms, which can be a complex process as we must support a wide range of customer data formats and capabilities, and integrate with a wide range of applications and technology and process infrastructures. We may not recoup our investment if we do not maintain the advertiser relationship over time.
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
As of June 30, 2017, we had $62.4 million in cash and cash equivalents. Of this balance, $30.0 million is required to be kept on deposit with our loan facility lenders as of the 15th and the last days of each month. Such cash requirement have been amended on August 9, 2017 (refer to Item 5 of this Quarterly Report on Form 10-Q for further details). At any point in time, we have funds in our operating accounts that are with third party financial institutions that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. These cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets.
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
We had 726 employees (533 in the United States and 193 employees overseas) as of June 30, 2017, compared with 899 employees (710 and 189 employees in the United States and overseas, respectively), as of June 30, 2016. We have experienced layoffs, and reorganizations of teams and have added new roles, backfilled roles, and added a substantial number of new employees, which can make it difficult to effectively maintain our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, and focus on customers and execution, while facilitating knowledge sharing across our organization. As we change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees and effectively execute our business strategy.
We rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and we incur the cost of an advertising campaign before we bill for services which can cause cash management challenges. Such agencies may have or develop high-risk credit profiles, which may result in credit risk to us.
We must consider the effect of credit risk in transactions with agencies or other third parties and advertisers. A substantial portion of our business is sourced through advertising agencies, and we contract with these agencies as an agent for a disclosed principal, which is the advertiser. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. Our contracts typically provide that if the advertiser does not pay the agency, the agency is not liable to us, and we must seek payment solely from the advertiser. Contracting with these agencies, which in certain cases have or may develop high-risk credit profiles, subjects us to greater credit risk than where we contract with advertisers directly. This credit risk may vary depending on the nature of an advertising agency’s aggregated advertiser base. As of June 30, 2017, one agency holding companies, and no single advertiser, accounted for 10% of more of accounts receivable. There can be no assurances that we will not experience additional bad debt expense in the future. Any such write-offs for bad debt could have a materially negative effect on our results of operations for the periods in which the write-offs occur. Even if we are not paid, we are still obligated to pay for the media we have purchased for the advertising campaign, and as a consequence, our results of operations and financial condition could be adversely impacted.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has, and is likely going to continue to fluctuate substantially. Since our initial public offering in September 2013 through June 30, 2017, our common stock has ranged in price from a low of $1.70 to a high of $71.89. These fluctuations have caused many stockholders to suffer declines in the value of their investment in our common stock. Factors that could cause further fluctuations in the trading price of our common stock include the following:

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
Our business results may vary significantly from our guidance due to a number of factors, many of which could adversely affect our operations and operating results. Furthermore, if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would likely decline, as it did following our announcement of guidance for the second quarter of fiscal 2017 on May 9, 2017.
The concentration of our capital stock ownership could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and all of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, owned approximately 36% of the outstanding shares of our common stock based on the number of shares outstanding as of June 30, 2017. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We have never declared or paid any dividends on our common stock. We have an accumulated deficit in our stockholders’ equity and have not generated net income through June 30, 2017. In addition, our credit facility contains restrictions on our ability to pay dividends. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	—	$—	—	—
May 1 - May 31, 2017	—	—	—	—
June 1 - June 30, 2017	—	—	—	—
Total	—	$—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 9, 2017, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to its Second Amended and Restated Revolving Credit and Term Loan Agreement with certain lenders party thereto and Comerica Bank, as administrative agent. The Seventh Amendment provided for, among other things, (i) waiving of bank-defined EBITDA default as of June 30, 2017, (ii) paydown of the revolving credit of $20.0 million and reduction of the revolving credit to $53.6 million from $80.0 million at the date of execution of the Seventh Amendment and subject to a further reduction if acquisition by Sizmek is terminated or the Company enters into an alternative acquisition transaction, subject to certain conditions, (iii) reduction of the minimum bank-defined EBITDA financial covenant as of September 30, 2017 and December 31, 2017, (iv) reduction of cash deposit requirements from $30.0 million to $18.0 million through August 22, 2017 and $22.5 million thereafter, and, (v) certain other changes to the terms and covenants that are intended to align with completing the acquisition by Sizmek or an alternative acquisition transaction.

The foregoing description of the Seventh Amendment is qualified in its entirety by reference to the complete copy of the Seventh Amendment, which is filed as Exhibit 10.4 to this current Quarterly Report on Form 10-Q and is incorporated under this Item 5 by reference.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2017

ROCKET FUEL INC.
By:	/s/ Stephen Snyder
Stephen Snyder
Chief Financial Officer (Duly Authorized Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-36071	3.1	11/13/2013
3.2	Second Amended and Restated Bylaws of the Registrant	10-Q	001-36071	3.2	8/08/2016
10.1*	Rocket Fuel Inc. Compensation Statement Letter to David Gosen.	14D-9	05-87954	(e)(34)	8/2/2017
10.2*	Rocket Fuel Inc. Compensation Statement Letter to Rick Pittenger.	14D-9	05-87954	(e)(35)	8/2/2017
10.3*	Rocket Fuel Inc. Compensation Statement Letter to Stephen Snyder.	14D-9	05-87954	(e)(36)	8/2/2017
10.4
Seventh Amendment, dated as of August 9, 2017, to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 31, 2014, as amended by that certain First Amendment thereto, dated as of March 13, 2015, as further amended by that certain Second Amendment thereto, dated as of March 10, 2016, as further amended by that certain Third Amendment thereto, dated as of June 21, 2016, as further amended by that certain Fourth Amendment thereto, dated as of September 15, 2016, further amended by that certain Fifth Amendment thereto, dated as of December 29, 2016, and as further amended by that certain Sixth Amendment thereto, dated as of February 14, 2017 by and among the Company, the lenders party thereto and Comerica Bank, as administrative agent for the lenders
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